Form 10KSB
period 1999-03-31
USA DIGITAL INC
filed 1999-09-20
CIK 1094563

--------------------------------------------------------------------------------

                                   FORM 10-KSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

       (Mark One)

         [ X ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 1999

                                       OR

         [    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from ______ to______

                         COMMISSION FILE NUMBER 0-27375

                                USA DIGITAL, INC.
             (Exact name of registrant as specified in its charter)

          NEVADA                                             59-3560920
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           Identification No.)

                        P.O. BOX 172574, TAMPA, FL 33672
                (Address of principal executive office-zip code)
                            Telephone (813) 230-9100

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                     COMMON STOCK, PAR VALUE $.001 PER SHARE
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes____ No__X__ .

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB [ X ]

         As of August 20,  1999,  the  aggregate  market value of the voting and
non-voting   common  equity  held  by   non-affiliates  of  the  Registrant  was
approximately $3,270,375.

         As of August 20, 1999, 2,802,000 shares of Registrant's common stock were outstanding.
--------------------------------------------------------------------------------

                                USA DIGITAL, INC.
                          ANNUAL REPORT ON FORM 10-KSB
                            FOR THE FISCAL YEAR ENDED
                                 MARCH 31, 1999

                                TABLE OF CONTENTS


                                                     PART I
ITEM 1.           Business........................................................................................3
ITEM 2.           Properties......................................................................................7
ITEM 3.           Legal Proceedings...............................................................................8
ITEM 4.           Submission of Matters to a Vote of Security Holders.............................................8

                                                     PART II
ITEM 5.           Market For Registrant's Common Equity And Related Stockholder Matters...........................8
ITEM 6.           Management's Discussion And Analysis of Financial Condition And
                  Results of Operations...........................................................................9
ITEM 7.           Financial Statements And Supplementary Data....................................................12
ITEM 8.           Changes in And Disagreements With Accountants on Accounting
                  And Financial Disclosure.......................................................................12

                                                     PART III
ITEM 9.           Directors And Executive Officers of The Registrant.............................................13
ITEM 10.          Executive Compensation.........................................................................15
ITEM 11.          Security Ownership of Certain Beneficial Owners And Management.................................18
ITEM 12.          Certain Relationships And Related Transactions.................................................19

                                                     PART IV
ITEM 13.          Exhibits, Financial Statement Schedules And Reports on Form 8-K................................20

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         On March 5, 1999, USA Digital, Inc. (the "Company") was incorporated in the State of Nevada. The Company is a holding company whose mission is to build a highly integrated convergent communications company. The Company seeks to acquire Internet service providers, telephone interconnect companies, computer/network integrators, and switchless resellers.

         On March 4, 1999, Blazoon Systems Incorporated ("Blazoon"), a Colorado corporation, consummated an Agreement and Plan of Reorganization (the "Acquisition") with Diverse Capital Corp. ("Diverse"), a private corporation, whereby Blazoon issued 1,235,000 shares of its common stock to the stockholders of Diverse in exchange for 100% of the issued and outstanding common stock of Diverse, and 625,000 shares of its Class A Preferred Stock in exchange for 100% of the issued and outstanding preferred stock of Diverse. The preferred stock is convertible to common stock at a one-for-one ratio beginning February 2, 2000 to a maximum of 9.0% of the then outstanding common stock, has dividend preference, is non-voting, and is subject to redemption at a $4.00 liquidation value at the Company's option beginning February 2, 2004. Subsequent to the Acquisition, the prior shareholders of Diverse owned approximately 55% of the voting common stock of Blazoon.

         On March 9, 1999 the Company consummated a merger agreement with Blazoon to effect a redomicile and name change of Blazoon, with the Company as the surviving entity.

BUSINESS DESCRIPTION

         The Company is building a highly integrated, facility-based convergent communications company that will address the rapidly expanding communication demands of small to medium size businesses. The Company plans to achieve this goal primarily through the acquisition of strategic partners that have a recognized presence and customer base in its particular market and region, and by offering these newly acquired customers its complete package of products and services. These include, but are not limited to:

          o       High-speed Internet Access
          o       Internet Solutions
          o       Electronic Commerce
          o       Voice over Internet
          o       Internet Telephony
          o       Co-Location
          o       Local and Long Distance Telephone Services
          o       Communications Equipment Sales and Service
          o       Computer and Network Integration and Wireless Solutions

         The Company believes that a convergence is occurring in the communication industry as more traditional Internet providers become communications companies and communication companies become Internet companies. These factors are creating an environment in which individuals and businesses and other organizations perceive a need to establish Internet access and an Internet presence. Furthermore, many businesses have Internet requirements that go beyond the simple access that most Internet service providers offer. These Internet requirements include security, network consulting, high-bandwidth managed access and data services. These services are most efficiently provided by a vendor that has a local presence so as to ensure these businesses that their Internet requirements will receive priority treatment. The Company believes that its status as a full-service communications company will enable it to capitalize on this convergence.

         In addition, the Telecommunications Act of 1996 (the "Telecom Act"), the first comprehensive rewrite of the Communications Act of 1934, has dramatically changed the ground rules for competition and regulation in virtually all sectors of the communications industry, from local and long-distance telephone services, to cable television, broadcasting and equipment manufacturing. One of the market sectors that has been adversely affected by passage of The Telecom Act is the switchless resellers. Previously, these companies had occupied a very profitable niche in the market place following the AT&T Divestiture in the mid-'80's, but due to The Telecom Act's preferential treatment of facility based carriers, these switchless resellers have watched their valuation drop from a high of 10 times monthly revenues to their current valuation of 1-3 times monthly revenues, and thus creating an excellent opportunity to enter the communications arena at an undervalued price point.

         The Company intends to grow through the continuation of its acquisition program. In most instances, acquisitions will be consummated solely in exchange for the Company's stock. Simultaneously, the Company intends to develop its Internet infrastructure and Super Pop, a facility designed to provide access for the co-location, for the co-location of independent ISPs and Inter-Exchange Carriers to allow for the integration of High-Speed Internet access and Internet Telephony utilizing fiber and broad-band connectivity. The ultimate goal is for The Company to provide the following communications solutions and convergent technologies to its newly acquired customer base:

          o Dedicated high-speed broad band services to the small and medium size business user, such as ATM, ADSL, ISDN, T1's, Fractional T1's and DS3's.

          o Dial up access service to the residential community, focused on easy user interface and access to information on the World Wide Web.

          o IP Telephony with the ability to offer price competitive service to both the commercial and residential users.

          o Comprehensive long distance services including 800/888, One Plus, WATS, international, calling cards, debit cards and operator services. This unit would also provide digital private line services, including ATM, Frame Relay, VPN, as well as traditional private line services.

          o Web Services, including production, hosting, marketing and E Commerce solutions.

          o Computer/Network Integration, Technology and Engineering Services for small and medium size businesses including fire wall installations, local area networks ("LAN") and wide area network ("WAN") installation along with maintenance and management of those facilities.

         The Company is currently in the process of applying for its license to operate as a Competitive Local Exchange Carrier (CLEC), to do business in the nine Bell South states. That combined with its Siemens DCO-CS (Digital Central Office Switch) will qualify The Company as a facility based carrier under The Telecom Act and, will further help provide the foundation on which the Company will grow. This fully equipped switch will provide a full compliment of Local, Centrex, ISDN, and Long Distance services, and is expected to be operational by the beginning of the third quarter 1999.

MARKET AREA

         The Company's target market is small to medium size businesses that need assistance moving into the information age so that they can take advantage of new markets as well as rapidly changing technologies. These businesses are generally accustomed to working with a local communication vendor to ensure that its communication needs receive the highest priority. Through the acquisition of various strategic vendors, and Internet Service Providers ("ISP"), as well as switchless resellers, The Company will build a customer base that will purchase its business solutions and applications. Initially, the Company will concentrate its activities in the nine state BellSouth region which includes Florida, Georgia, North Carolina, South Carolina, Alabama, Tennessee, Mississippi, Louisiana and Kentucky.

COMPETITION

         The market for telecommunications products and services is highly competitive and characterized by the frequent introduction of new products based upon rapidly changing technologies. The Company competes with numerous well-established manufacturers and suppliers of telecommunications products, some of which dominate certain market segments. Most of the Company's competitors possess substantially greater financial, marketing, personnel and other resources than the Company, have established reputations relating to product design, development, manufacture, marketing and service of telecommunications products and have significant budgets to permit them to implement extensive advertising and promotional campaigns to market new products in response to competitors.

PERSONNEL

         As of August 20, 1999, the Company had 24 full-time employees. The employees are not represented by a collective bargaining unit and the Company considers its relationship with its employees to be good.

ITEM 2.  PROPERTIES

         The following table sets forth certain information at March 31, 1999 regarding the Company's office facilities, which are leased by the Company and certain other information relating to its property at that date.



                                                 ANNUAL RENT             LEASE EXPIRES           SQUARE FOOTAGE
                                                 -----------             -------------           --------------

6702 Benjamin Road, Suite 300                      $66,000             December 31, 1999             2,400
Tampa, FL 33634

10001 N.W. 50th Street, Suite 105                  $30,000             November 30, 1999             3,400
Sunrise, Florida 33351

         At March 31, 1999, the net book value of the Company's computer equipment and other furniture, fixtures and equipment at its existing offices totaled $752,256. For more information, see Note 2 of the Notes to Consolidated Financial Statements.

ITEM 3.  LEGAL PROCEEDINGS

         On February 2, 1999 Diverse Capital Corporation ("Diverse") acquired Orlando Digital Telephone Corporation ("ODT") in exchange for 325,000 shares of Diverse common stock and 625,000 shares of Diverse Convertible Preferred A stock. The 325,000 shares of common stock were issued to ODT shareholders. Diverse reserved the right at the time of the closing to obtain an appraisal substantiating that the approximate value of ODT was $2.8 million. Subsequently, USA Digital, Inc., the successor to Diverse, obtained an appraisal which did not substantiate such value, and, on May 14, 1999, in the Circuit Court in and for Hillsborough county, Florida, filed a complaint against ODT and its former shareholders seeking rescission of the ODT acquisition. The Defendants filed a Motion to Dismiss, which was served on the Company on June 19, 1999. A hearing on defendants' motion is set for September 27, 1999. Defendants have not yet filed an Answer or asserted any counterclaims or defenses. In addition to such other relief that the Court may grant in the event that the Company does not prevail, including enforcement of the acquisition agreement, the Company may be required to issue 625,000 shares of Class A Convertible Preferred Stock to the ODT shareholders.

         Other than described above, the Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings in the aggregate are believed by management to be immaterial to the Company's financial condition and results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock is traded on the OTC Electronic Bulletin Board under the symbol "UDIG." The table below shows the high and low sales price during the periods indicated. The Company's common stock began trading on March 26, 1999. At March 31, 1999, the last trading date in the Company's fiscal year, the Company's common stock closed at $3.25. At August 20, 1999, there were 2,802,000 shares of the Company's common stock outstanding, which were held of record by approximately 49 stockholders, not including persons or entities who hold the stock in nominee or "street" name through various brokerage firms.


                                                                                            PRICE RANGE
                                                                                            -----------
                               QUARTER ENDED                                        HIGH                  LOW
                               -------------                                        ----                  ---
Fiscal year ended March 31, 1999:
     Fourth Quarter ended March 31, 1999(1)...............................       $ 3.50                $ 3.00

-----------------
(1) Fourth quarter data is for the period of March 26, 1999 to March 31, 1999.

         The Company did not pay dividends in fiscal year 1999 and does not intend to do so for the foreseeable future. The Board of Directors considers paying dividends, dependent on the results of operations and financial condition of the Company, tax considerations, industry standards, economic conditions, regulatory restrictions and other factors.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the financial statements and related notes included elsewhere in this Form 10-KSB. This discussion contains forward-looking statements based on current expectations, which involve risks and uncertainties. Actual results and the timing of certain events could differ materially from the forward-looking as a result of a number of factors.

OVERVIEW

         The Company was incorporated under the laws of Nevada on March 5, 1999 and is a holding company that intends to build a highly integrated, facility based, convergent communications company. The Company intends to grow primarily through the acquisition of Internet service providers, telephone interconnect companies, computer/network integrators, and switchless resellers, and then selling its products and services to its newly acquired customer base. These products and service will include : high-speed Internet access, Internet solutions, electronic commerce, voice over Internet, Internet telephony, co-location, local and long distance telephone services, communications equipment sales and servicing, computer and network integration and wireless solutions.

         The Company has entered into a lease agreement with Siemens for the lease of DCO telephone switch. This switch will be located in Orlando, Florida and is expected to be operational by the 4th quarter 1999. The operation of this switch will qualify the Company as facility-based under the Telecommunications Act of 1996. Further, the Company is currently in negotiations with Siemen's for the lease of three additional remote switches that will be used to link its network in the State of Florida.

         On June 2, 1999, the Company purchased a secured interest in Syncom, Inc., a Florida corporation that owns and operates Gator.net. Gator.net is a Gainesville, Florida Internet service provider that currently has a customer base of 2,500 subscribers. Syncom, Inc. is currently operating under the protection of Chapter 11 of the United States Bankruptcy Code in the Northern District of Florida. Through the operation of its Siemen's DCO switch and/or with its BellSouth reseller agreement, the Company possesses the ability to reduce Gator.net's monthly telephone circuit expenses by nearly 70%, and thus make Gator.net profitable at its current operating levels. Syncom has recently submitted a plan of reorganization to the Bankruptcy Court that if accepted will enable the Company to purchase 100% of Syncom.

         On July 12, 1999 the Company completed the acquisition of DSA Computers, Inc., a Sunrise, Florida based computer and network integrator. DSA will operate as a wholly-owned subsidiary of the Company. In 1998 DSA generated more than $1.3 million in revenues with gross profit margins of approximately 25%. The purchase price of the acquisition was 40,000 shares of the Company's Class B Convertible Preferred Stock, Series 2.

         On August 5, 1999 the Company completed its acquisition of Telephone Engineering and Maintenance, Inc. (T.E.A.M.), a Tampa, Florida based telephone interconnect company that has been in business since 1986. T.E.A.M. will operate as a wholly-owned subsidiary of the Company. During its 1998 fiscal year, T.E.A.M. generated nearly $800,000 in operating revenues with gross profit margins in excess of 20%. The purchase price of the acquisition is 50,000 shares of the Company's Class B Convertible Preferred Stock, Series 1.

STATEMENT OF OPERATIONS

         The Company did not generate any revenues for the period ended March 31, 1999, as it was in the process of establishing the necessary infrastructure that will enable it to meet its acquisition goals over the next 24 months. During the above period the Company incurred $168,917 in expenses that were mainly associated with the development of the aforementioned infrastructure. The Company sustained a net loss of $0.12 per share for the period.

CASH FLOW ACTIVITY

         During the period ended March 31, 1999, the Company received proceeds of $144,500 from the sale of common stock pursuant to Regulation D, Rule 504 of the Securities Act of 1933, as amended. The net result to the Company for the period was an increase in its cash position of $62,970. Additionally, $90,176 in expenses that were incurred as a result of various consulting fees were exchanged for common stock in the Company.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's strategy is to acquire established Internet service providers, computer/network integrators, telephone interconnect companies, and switchless resellers mostly in exchange for stock in USA Digital. As such, the Company does not anticipate requiring large sums of money to consummate its anticipated acquisitions. However, the Company does anticipate incurring expenses relating to the completion of future acquisitions, required deposits, and switching activities. To that end, the Company has currently initiated a Private Placement to raise an additional $1 million in capital.

IMPACT OF NEW ACCOUNTING STANDARDS

         The Financial Accounting Standards Board has recently issued several new accounting pronouncements. Statement No. 130, "Reporting Comprehensive Income" establishes standards for reporting and display of comprehensive income and its components, and is effective for fiscal years beginning after December 15, 1997. Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers, and its effective for financial statements for periods beginning after December 15, 1997. Statement No. 132, "Employers' Disclosure About Pensions and Other Postretirement Benefits" revises employers' disclosure requirements about pension and other postretirement benefit plans and in effective for fiscal years beginning after December 15, 1997. Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" establishes accounting and reporting standards for derivative instruments and related contracts and hedging activities. This statement is effective for all fiscal quarters and fiscal years beginning after June 15, 1999. The Company believes that its adoption of these pronouncements will not have a material effect on the Company's financial position or results of operations.

YEAR 2000 ISSUE

         The Company is aware of the issues associated with the programming code in existing computer systems as the millennium (Year 2000) approaches. The "Year 2000" problem is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two-digit year value to 00. The issue is whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

         The Company uses standard off the shelf accounting software package for all of its accounting requirements. Management has contacted the software vendor and determined that the accounting software is Microsoft based and management continually monitors the Year 2000 status of such software. Management has verified Year 2000 status with is primary vendors, including Siemens, as it relates to its telephone switches, and has not identified any Year 2000 issues with those vendors. Costs of investigating internal and external Year 2000 compliance issues have not been material to date. As a result, management believes that the effect of investigating and resolving Year 2000 compliance issues on the Company will not have a material effect on the Company's future financial position or results of operations.

         In addition to the effect of Year 2000 issues on the Company's accounting and management systems, year 2000 issues may effect the Company's products and programs as they are primarily computer related. The Company's products have been developed and tested with regard to year 2000 compliance. All products were deemed to be Year 2000 compliant. The costs of such development and testing and validating were minimal and absorbed as part of the Company's normal quality control procedures.

         The Company has funded its Y2K plan from available cash and has not separately accounted for these costs in the past. To date, these costs have not been material. Any additional costs that may be incurred are not anticipated to be material. The Company may experience material problems and costs with Y2K compliance that could adversely affect its business, results of operations and financial condition.

         The Company has not yet fully developed a contingency plan to address situations that may result if it is unable to achieve Y2K readiness of its critical operations. Finally, the Company is also subject to external forces that might generally affect industry and commerce, such as utility or transportation company Y2K compliance failures and related service interruptions.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Financial Statements of USA Digital, Inc. as of March 31, 1999 are included in pages F-1 through F-19 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no disagreements concerning any matter of accounting principle or financial statement disclosure between the Company and its independent auditors.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

         Mark D. Cobb, age 50, has been the President and Chief Executive Officer of the Company since its inception. Mr. Cobb, has more than 20 years of telecommunications experience. From 1996-1998 he was employed as Chief Operating Officer by TSC, a full service facility based carrier, located in Tampa, Florida. Under Mr. Cobb's leadership TSC grew from billing $100,000 monthly to $2.5 million a month in just a 12-month period. Prior to that he was Vice President Sales & Marketing for Phone One, Inc. which was acquired by Intermedia Communications, Inc. in December of 1994, where he pioneered a wholesale division and generated more than $23 million in contracts in less than six month. Mr. Cobb has also held management positions with AT&T, ITT, ATC/Microtel, Southern Bell and Metromedia. In addition to his successful career in the telecommunications industry, Mr. Cobb enjoyed a distinguished career as a U.S. Army officer and helicopter pilot, flying 2,000 hours of combat time in Vietnam. Mr. Cobb left active duty as a Captain at the age of 23 having earned the following military awards: Distinguished Flying Cross, Bronze Star, 38 Air Medals, Air Medal with Combat V for Valor, Navy Commendation Medal with Combat V, Vietnamese Cross of Gallantry/Bronze Star, Army Commendation Medal, Good Conduct Ribbon and National Defense Ribbon.

         Donald E. Darden, age 53, has been a director of the Company since its inception. From 1973 to present, Mr. Darden has run an architectural firm.

         Peter J. Lyons, age 54, has been a director of the Company since July 1, 1999. Mr. Lyons has more than 35 years of telecommunications experience, and is currently an independent telecommunications consultant. From 1998-June 1, 1999 Mr. Lyons was the President & General Manager of the Broad Band Carrier Division of Siemens ICN. From 1996-1998 he was Vice- President of DCO & AIN Business Units for Siemens Telecom Networks, where he was credited with bringing in $31 million net profit from previously abandoned Narrowband Switching Product. From 1988-1996 Mr. Lyons was Director of OCC/CAP Sales at Siemens Stromberg-Carlson.

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

         Kenneth D. Allen, age 43, has served as Vice President of Switch Operations of the Company since its inception. Mr. Allen has more than 21 years of managerial experience in the telecommunications industry with an emphasis on operations, MIS and technical support. From 1996-1998 he was Vice President of Operations/Business Development at Melbourne International Communications Ltd., Melbourne, Florida where his duties included responsibility for all operations including MIS, Switching, Network Management, Technical and Customer Service. Prior to that Mr. Allen was employed at Ameritech Communications, Inc., Rosemont, Illinois as a Director of Product Marketing Manager where he designed and managed a network that handled a $75 million customer base. Additionally, Mr. Allen has held managerial positions with Phonetel Technologies,

Inc., LCI International and MCI Communications. Mr. Allen has the following certifications: DSC 400/600 switch, SS7 signaling, DMS-250 switch, DCO Siemens switch, SAT 565 1.8 and 2.4, FiberOptic Transmission Systems.

         H. Ralph Cole, age 54, has served as the President of T.E.A.M., Inc. since 1986. Mr. Cole formed T.E.A.M. in 1986 a premier interconnect company servicing Tampa, florida and its outlying areas. From 1984-1986 Mr. Cole was an executive for Telplus, a large nationwide interconnect company located in Tampa. From 1974-1984 Mr. Cole functioned as a top consultant to United Technologies. Prior to joining United Technologies, Mr. Cole was employed by GTE for more than 4 1/2 years designing land and microwave transmission systems.

         David Seal, age 43, has served as President DSA Computers, Inc. since 1991. In 1991 Mr. Seal formed DSA Computers, Inc., a full service hardware and network sales and service company. Eight years later DSA services all of Florida, as well as some parts of the Caribbean.

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth the cash compensation paid by the Company for services rendered in all capacities during the three months ended March 31, 1999 to the President and Chief Executive Officer of Company. No other executive officer of the Company had annual salary and bonus during the three months ended March 31, 1999 aggregating in excess of $100,000.

                           Summary Compensation Table

                                                                                                    LONG TERM COMPENSATION
                                                                                         ------------------------------------------

                                                    ANNUAL COMPENSATION(1)               AWARDS        PAYOUTS
                                       --------------------------------------------------------------------------------------------

                 (a)                     (b)        (c)         (d)            (e)           (g)         (h)            (i)
                                                                             OTHER
                                                                             ANNUAL                     LTIP
                                                  SALARY                  COMPENSATION     OPTIONS     PAYOUTS        ALL OTHER
     NAME AND PRINCIPAL POSITIONS        YEAR       ($)      BONUS($)        ($)(1)        (#)(2)        ($)     COMPENSATION($)(3)
     ----------------------------        ----       ---      --------        ------        ------        ---     ------------------
Mark D. Cobb
President and Chief Executive Officer.   1999   $108,000     $ ---            ---         750,000        ---             ---


-----------
(1) For fiscal year 1999, there were no: (a) perquisites with an aggregate value for any named individual in excess of the lesser of $50,000 or 10% of the total of the individual's salary and bonus for the year; (b) payments of above-market preferential earnings on deferred compensation; (c) payments of earnings with respect to long-term incentive plans prior to settlement or maturation; (d) tax payment reimbursements; or (e) preferential discounts on stock.
(2) Includes 750,000 shares of Common Stock subject to options granted to Mr. Cobb pursuant to the employment agreement between the Company and Mr. Cobb dated January 5, 1999. The options granted under the employment agreement are intended to qualify as "incentive stock options" under Section 422 of the Internal Revenue Code, as amended (the "Code") to the maximum extent possible, and any options that do not qualify will constitute non-qualified stock options. Of these options, 125,000 became exercisable on January 5, 1999 with the remaining options becoming exercisable at annual increments beginning on January 15, 1999 to January 15, 2002 at varying exercise prices ranging from $1.50 per share to $3.00 per share. Such options generally remain exercisable until the tenth anniversary of the grant date. In the case of a change in control, as defined in the Stock Option Plan, all options granted become immediately exercisable.
(3) Includes (i) the dollar value of premiums, if any, paid by the Company with respect to term life insurance (other than group term insurance coverage under a plan available to substantially all salaried employees) for the benefit of the executive officer.

CERTAIN EMPLOYEE BENEFIT PLANS AND EMPLOYMENT AGREEMENTS

         Employment Agreement. On January 5, 1999 the Company entered into an employment agreement with its President. The effective date of this agreement is November 10, 1998, and it for a period of five years at which time it can be renewed by mutual agreement of both parties. The agreement may be terminated at any time by mutual written agreement by the parties. The consideration is $96,000 annually paid at regular payroll periods. As additional compensation, the Company is issuing a total of 750,000 options vesting and becoming exercisable at annual intervals ranging from January 5, 1999 to January 15, 2002 at varying exercise prices ranging from $1.00 per share to $3.00 per share. All options expire five years following their initial vesting date.

         Consulting Agreements. On January 5, 1999, effective November 10, 1998, the Company entered into a five year consulting agreement with Dunn Capital
Corporation whereby the Company will be provided with advice with regard to corporate finance, evaluations of business partners, mergers and acquisitions and such other matters as requested. This agreement may be extended by mutual written agreement of the parties. As consideration for the services provided, the Company issued 150,000 shares of the Company's common stock as a signing bonus. The Company pays a monthly fee of $8,000 in semi-monthly installments. As additional compensation, the Company issued a total of 750,000 options, exercisable at annual intervals ranging from January 5, 1999 to February 15, 2002 at varying exercise prices from $1.00 to $3.00. The Company also agreed to pay the organization a 2% finders fee, payable in cash or stock at the Company's election, on the total value of any acquisition, merger, reverse-merger and/or equity or debt financing introduced to the Company, excluding Orlando Digital Telephone and Blazoon Systems, Incorporate. In addition, the Company shall provide the organization with a monthly unaccounted for expense allowance of $2,500.

         On January 5, 1999, effective November 10, 1998, the Company entered into a two year consulting agreement with Bell Entertainment, Inc. whereby the Company will be provided with advice with regard to corporate finance, evaluations of business partners, mergers and acquisitions and such other matters as requested. This agreement may be extended by mutual written agreement of the parties. As consideration for the services provided the Company shall pay a monthly fee of $5,000, plus $200/hour for any time in excess of 50 hours in any calendar month. As additional compensation, the Company issued a total of 437,500 options, exercisable at annual intervals ranging from January 5, 1999 to February 15, 2002 at varying exercise prices between $1.00 to $3.00.

         1998 Compensatory Stock Option Plan. The Stock Option Plan ("Stock Option Plan") has been adopted by the Board of Directors of the Company and approved by the Company's stockholders. The purpose of the Stock Option Plan is to promote the growth of the Company and its affiliates by linking the incentive compensation of officers, key executives and directors with the profitability of the Company. The Stock Option Plan is not subject to ERISA and is not a tax-qualified plan. The Company has reserved an aggregate of 1,500,000 shares of Common Stock for issuance upon the exercise of stock options granted under the Plan.

         The Stock Option Plan is administered by the members of the Board's Compensation Committee who are disinterested directors ("Option Committee"). The Stock Option Plan does not provide for the grant of "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), and provides only for the grant of non-qualified stock options to purchase Common Stock of the Company ("Options") to eligible employees. The Option Committee has discretion under the Stock Option Plan to establish certain material terms of the Options granted to officers and employees provided such grants are made in accordance with the Plan's requirements.

         All costs of the Stock Option Plan are borne by the Company. The Company has reserved the right to amend or terminate the Plan, in whole or in part, subject to the requirements of all applicable laws.

         The following table summarizes the grants that were made to the Named Executive Officer during fiscal 1999.

                      OPTION/SAR GRANTS IN FISCAL YEAR 1999


                                                                     INDIVIDUAL GRANTS
                                      -------------------------------------------------------------------------
                                           NUMBER OF          PERCENT OF
                                          SECURITIES             TOTAL
                                          UNDERLYING         OPTIONS/SARS
                                         OPTIONS/SARS         GRANTED IN          EXERCISE OR
                                            GRANTED           FISCAL YEAR         BASE PRICE       EXPIRATION
NAME                                        (#)(1)                (%)          ($ PER SHARE) (2)      DATE
----                                  ------------------- ------------------- ------------------  -----------
Mark D. Cobb
President and Chief Executive Officer      750,000               40.0               2.17           1/15/2007

(1) The options granted under the employment agreement are intended to qualify as "incentive stock options" under Section 422 of the Internal Revenue Code, as amended (the "Code") to the maximum extent possible, and any options that do not qualify will constitute non-qualified stock options. Of these options, 125,000 became exercisable on January 5, 1999 with the remaining options becoming exercisable at annual increments beginning on January 15, 1999 to January 15, 2002 at varying exercise prices ranging from $1.50 per share to $3.00 per share. Such options generally remain exercisable until the fifth anniversary of the vesting date. In the case of a change in control, as defined in the Stock Option Plan, all options granted become immediately exercisable.
(2) Represents the weighted-average exercise price of options granted. Actual exercise prices range from $1.00 per share to $3.00 per share.

         1998 Employee Stock Compensation Plan. The 1998 Employee Stock Compensation Plan (the "Compensation Plan") is intended to further the growth of the Company and its affiliates by supporting and increasing the Company's ability to attract, retain and compensate officers and key employees of the Company. The Compensation Plan is not subject to ERISA and is not a tax-qualified plan. The Company has reserved 1,000,000 shares of Common Stock for issuance under the Compensation Plan.

         The Compensation Committee of the Board of Directors ("Committee") will be responsible for the administration of the Compensation Plan and will have sole power to award Common Stock under the Compensation Plan. Subject to the express provisions of the Compensation Plan, the Committee shall have full authority and sole and absolute discretion to interpret the Compensation Plan, to prescribe, amend and rescind rules and regulations relating to it, and to make all other determinations which it believes to be necessary or advisable in administering this Plan. The determination of those eligible to receive an award shall rest in the sole discretion of the Committee, subject to the provisions of the Compensation Plan. Awards may be made as compensation for services rendered, directly or in lieu of other compensation payable, as a bonus in recognition of past service or performance or may be sold to an employee as herein provided.

         The following table provides the value for "in-the-money" options, which represent the positive spread between the exercise price of any such existing stock options and the fiscal year-end price of the Common Stock, which was $3.25 per share. The first installment of options became exercisable on January 5, 1999. The Named Executive Officer did not exercise any vested options during the fiscal year ended March 31, 1999.


     AGGREGATED OPTIONS IN 1999 FISCAL YEAR AND 1999 FISCAL YEAR END OPTIONS


                                                     NUMBER OF SECURITIES                 VALUE OF UNEXERCISED
                                                    UNDERLYING UNEXERCISED                    IN-THE-MONEY
                                                    OPTIONS/SARS AT FISCAL               OPTIONS/SARS AT FISCAL
                                                           YEAR-END                            YEAR-END(1)
                                                              (#)                                  ($)
NAME                                               EXERCISABLE/UNEXERCISABLE            EXERCISABLE/UNEXERCISABLE
----                                               -------------------------            -------------------------
Mark D. Cobb
President and Chief Executive Officer.......           250,000 / 500,000                    500,000 / 312,500

---------------------

(1) The closing price per share of Common Stock on March 31, 1999 was $3.25, and options have exercise prices ranging from $1.00 to $3.00 per share, which equals spreads of $2.25 per share to $0.25 per share.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table shows the number of shares of the Company's Common Stock beneficially owned by each person known to be the beneficial owner of 5% of the company's common stock, each director and executive officer, and all directors and executive officers of the Company as a group, as of August 20, 1999. Except as otherwise indicated, each person and each group shown in the table has sole voting and investment power with respect to the shares of Common Stock listed next to their name.


                                                                     AMOUNT AND NATURE              PERCENT OF
                                                                       OF BENEFICIAL               COMMON STOCK
       NAME                        POSITION                             OWNERSHIP(1)               OUTSTANDING(2)
       ----                        --------                             ------------               --------------
Bell Entertainment, Inc.     Consultant                                  270,500(3)                         9.4%
John D. Brasher, Jr.         Shareholder                                 220,000                            7.9%
Dunn Capital Corp.           Consultant                                  843,000(4)                        27.6%
J.R. Nelson                  Shareholder                                 247,500                            8.8%
Mark D. Cobb                 Director, President and                     850,000(5)                        27.9%
                             Chief Executive Officer
Donald E. Darden             Director                                     45,000                            1.6%
Peter J. Lyons               Director                                     50,000                            1.8%
Kenneth D. Allen             Vice President                               50,000                            1.4%
H. Ralph Cole                President (T.E.A.M.)                            -(6)                             *
David Seal                   President (DSA Computers)                       -(7)                             *
All directors and executive officers                                     945,000                           31.0%
as a group ( persons)

---------------------
* Less than one percent of outstanding Common Stock.

(1) All persons shown in the above table have sole voting and investment power, except as otherwise indicated.
(2) Percentages with respect to each person or group of persons have been calculated on the basis of 2,802,000 shares of Common Stock, the total number of shares of the Company's common stock outstanding as of August 20, 1999, plus the number of shares of Common Stock which such person or group has the right to acquire within 60 days after August 20, 1999.
(3) Includes options to purchase 62,500 shares of the Company's Common Stock at $1.00 per share. Does not include options to purchase 187,500 shares of the Company's Common Stock at prices ranging from $1.00 per share to $3.00 per share.
(4) Includes options to purchase 250,000 shares of the Company's Common Stock at $1.00 per share. Does not include options to purchase 500,000 shares of the Company's Common Stock at prices ranging from $1.50 per share to $3.00 per share.
(5) Includes options to purchase 250,000 shares of the Company's Common Stock at $1.00 per share . Does not include options to purchase 500,000 shares of the Company's Common Stock at prices ranging from $1.50 per share to $3.00 per share.
(6) Does not include: 50,000 shares of voting Class B Convertible Preferred Stock, Series 1 with each convertible into five shares of the Company's Common Stock beginning on August 5, 2000.
(7) Does not include 40,000 shares of voting Class B Convertible Preferred Stock, Series 2 with each share convertible into five shares of the Company's Common Stock beginning on July 12, 2000. All shares of Class B Convertible Preferred Stock have a liquidation value of $4.00 per share and are subject to cash redemption at the liquidation value at the election of either the Company or the holder beginning three years from the date of issuance upon thirty days written demand for redemption by either party.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On January 5, 1999, effective November 10, 1998, the Company entered into a five year consulting agreement with Dunn Capital Corporation whereby the Company will be provided with advice with regard to corporate finance, evaluations of business partners, mergers and acquisitions and such other matters as requested. This agreement may be extended by mutual written agreement of the parties. As consideration for the services provided, the Company issued 150,000 shares of the Company's common stock as a signing bonus. The Company pays a monthly fee of $8,000 in semi-monthly installments. As additional compensation, the Company issued a total of 750,000 options, exercisable at annual intervals ranging from January 5, 1999 to February 15, 2002 at varying exercise prices from $1.00 to $3.00. The Company also agreed to pay the organization a 2% finders fee, payable in cash or stock at the Company's election, on the total value of any acquisition, merger, reverse-merger and/or equity or debt financing introduced to the Company, excluding Orlando Digital Telephone and Blazoon Systems, Incorporate. In addition, the Company shall provide the organization with a monthly unaccounted for expense allowance of $2,500.

         On January 5, 1999, effective November 10, 1998, the Company entered into a two year consulting agreement with Bell Entertainment, Inc. whereby the Company will be provided with advice with regard to corporate finance, evaluations of business partners, mergers and acquisitions and such other matters as requested. This agreement may be extended by mutual written agreement of the parties. As consideration for the services provided the Company shall pay a monthly fee of $5,000, plus $200/hour for any time in excess of 50 hours in any calendar month. As additional compensation, the Company issued a total of 437,500 options, exercisable at annual intervals ranging from January 5, 1999 to February 15, 2002 at varying exercise prices between $1.00 to $3.00.

         On March 22, 1999, June 25, 1999 and August 18, 1999, respectively, the Company issued 25,000, 25,000 and 25,000 shares of common stock, respectively, to Bell Entertainment, Inc. at $1.00 per share in connection with private placements of the Company's common stock pursuant to Rule 504 of Regulation D of the Securities Act of 1933, as amended. Bell Entertainment paid for the shares by converting accrued, but unpaid consulting fees to equity in the Company.

                                     PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Listed below are all financial statements and exhibits filed as part of this report:

      (1) The balance sheets of USA Digital, Inc. as of March 31, 1999 and the related consolidated statement of operations, changes in stockholders' equity and cash flows for the three months ended March 31, 1999, together with the related notes and the independent auditors' report of Weinberg & Company, P.A. independent certified public accountants.

      (2) The balance sheet of USA Digital, Inc. as of June 30, 1999 and the related statement of operational changes in stockholders' equity and cash flow for the three months then ended, together with the related notes and review report of Weinberg & Company, P.A. independent certified public accountants.

      (3)        Exhibits

      EXHIBIT NO.                                   DESCRIPTION
      -----------                                   -----------

       3.1              Certificate of Incorporation of USA Digital, Inc.

       3.2              Bylaws of USA Digital, Inc.

       4.3              Specimen of Stock Certificate of USA Digital, Inc.

      10.1              Employment Agreement between USA Digital, Inc. and Mark D. Cobb.

      10.2              Consulting Agreement between USA Digital, Inc. and Dunn Capital
                        Corporation.

      10.3              Consulting Agreement between USA Digital, Inc. and Bell Entertainment, Inc.

      10.4              1998 Compensatory Stock Option Plan*


      10.5              1998 Employee Stock Compensation Plan*

      10.6              Agreement   and  Plan  of  Reorganization  by  and  among
                        Blazoon  Systems,  Inc.  and  Diverse Capital Corporation
                        dated February 26, 1999*

      10.7              Acquisition Agreement made and entered into as of July 2,
                        1999 by  and  among   USA Digital, Inc.,   DSA  Computer,
                        Inc., and David Seal*

      10.8              Amendment  to  Acquisition   Agreement   by    and  among
                        USA Digital, Inc., DSA Computer, Inc. and David Seal*

      10.9              Employment  Agreement  by  and  between  DSA   Computers,
                        Inc. and David Seal*

     10.10              Acquisition Agreement made and entered into as of June 7,
                        1999,  by  and  among,  USA   Digital,  Inc.,   Telephone
                        Engineering and Maintenance, Inc., and H. Ralph Cole*

     10.11              Employment    Agreement   by   and   between    Telephone
                        Equipment Maintenance, Inc., and H. Ralph Cole*

      21.1              Subsidiaries of the Registrant*

      23.1              Consent of Weinberg & Company, P.A.

      27.1              Financial Data Schedule


* Incorporated by reference to the Registration Statement on Form 10-SB as filed with the Securities and Exchange Commission on September 17, 1999.

(b) The Company filed no reports on Form 8-K during the fourth quarter of the fiscal year ended March 31, 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tampa, State of Florida, on September 16, 1999.

                             USA Digital, Inc.


                             By: /s/ Mark D. Cobb
                                 -----------------------------------------------
                             Mark D. Cobb, President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

              Name                                        Title                                       Date
              ----                                        -----                                       ----

/s/ Mark D. Cobb                         Director, President and Chief Executive            September 16, 1999
-------------------------------------    Officer (principal executive officer and
Mark D. Cobb                             principal accounting officer)


                                         Director
-------------------------------------
Donald E. Darden

/s/ Peter J. Lyons                       Director                                           September 16, 1999
-------------------------------------
Peter J. Lyons

                                USA DIGITAL, INC.

                              FINANCIAL STATEMENTS

                              AS OF MARCH 31, 1999

                                USA DIGITAL, INC.
                                    CONTENTS
                        -----------------------------------


  PAGE       1 -  INDEPENDENT AUDITORS' REPORT

  PAGE       2 -  BALANCE SHEET AS OF MARCH 31, 1999

  PAGE       3 -  STATEMENT OF CHANGES IN STOCKHOLDERS'
                  EQUITY FOR THE PERIOD FROM JULY 9, 1998
                  (INCEPTION) TO MARCH 31, 1999

  PAGE       4 -  STATEMENT OF OPERATIONS
                  FOR THE PERIOD FROM JULY 9, 1998 (INCEPTION)
                  TO MARCH 31, 1999

  PAGE       5 -  STATEMENT OF CASH FLOWS
                  FOR THE PERIOD FROM JULY 9, 1998 (INCEPTION)
                  TO MARCH 31, 1999

  PAGES 6 - 19 -  NOTES TO FINANCIAL STATEMENT
                  AS OF MARCH 31, 1999

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors of:
USA Digital, Inc.

We have audited the accompanying balance sheet of USA Digital, Inc. as of March 31, 1999 and the related statements of operations, changes in stockholders' equity and cash flows for the period from July 9, 1998 (inception) to March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of USA Digital, Inc. as of March 31, 1999 and the results of its operations and its cash flows for the period from July 9, 1998 (inception) to March 31, 1999 in conformity with generally accepted accounting principles.



                                                     WEINBERG & COMPANY, P.A.

Boca Raton, Florida
July 15, 1999

                                USA DIGITAL, INC.
                                  BALANCE SHEET
                              AS OF MARCH 31, 1999

                                     ASSETS

CURRENT ASSETS
 Cash                                              $   65,003
 Loan receivables                                      24,311
 Prepaid expenses                                      78,359
                                                   ----------

    Total Current Assets                              167,673

PROPERTY AND EQUIPMENT - NET                          752,256

OTHER ASSETS - DEFERRED INTEREST ON
 CAPITAL LEASE OBLIGATION                             218,391
                                                   ----------

TOTAL ASSETS                                       $1,138,320
                                                   ----------
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable and accrued expenses             $   96,718
 Capitalized lease obligation-current                  49,485
                                                   ----------

    Total Current Liabilities                         146,203

OTHER LIABILITIES
 Capitalized lease obligation-non current             940,200
                                                   ----------
    Total Liabilities                               1,086,403
                                                   ----------
STOCKHOLDERS' EQUITY
   Preferred stock-Class A, $.001 par value
    5,000,000 shares authorized, none
    issued and outstanding                               --
   Preferred stock-Class B, $.001 par value
    5,000,000 shares authorized, none issued
    and outstanding                                      --
   Common stock, $0.001 par value, 50,000,000
    shares authorized, 2,649,500 shares issued
    and outstanding                                     2,650
   Additional paid-in capital                         263,236
   Accumulated deficit                               (213,969)
                                                   ----------

     Total Stockholders' Equity                        51,917
                                                   ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $1,138,320
                                                   ==========


                 See accompanying notes to financial statements.

                                USA DIGITAL, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
         FOR THE PERIOD FROM JULY 9, 1998 (INCEPTION) TO MARCH 31, 1999



                                                               ADDITIONAL
                                        COMMON STOCK            PAID-IN          ACCUMULATED
                                     SHARES     AMOUNT          CAPITAL            DEFICIT              TOTAL
                                     ------     ------          -------          -----------           -------
Common Stock Issuance                885,000   $   885         $     --           $                   $     885

Stock Issued For:
 Cash                                144,500       145            144,355               --              144,500
 Consulting fees and expenses        295,000       295            119,881               --              120,176
 Acquisition of Orlando
  Digital Telephone                  325,000       325               --                 --                  325

 Issuance of Common Stock
  to stockholders of Blazoon       1,000,000     1,000             (1,000)              --                 --

Net loss for the period
  ended March 31, 1999                  --        --                 --             (213,969)          (213,969)
                                  ----------   -------         ----------         ----------          ---------

BALANCE, March 31, 1999            2,649,500   $ 2,650         $  263,236         $ (213,969)         $  51,917
                                  ==========   =======         ==========         ==========          =========




                 See accompanying notes to financial statements.

                                USA DIGITAL, INC.
                             STATEMENT OF OPERATIONS
         FOR THE PERIOD FROM JULY 9, 1998 (INCEPTION) TO MARCH 31, 1999
         --------------------------------------------------------------


Income                                                              $      --
                                                                    -----------

Expenses
  Executive compensation                                                 37,333
  Consulting fees                                                       115,886
  Professional fees                                                      27,589
  Office and other operational expenses                                  18,424
  Auto expenses                                                           5,000
  Telephone                                                               4,575
  Insurance                                                               1,654
  Travel and entertainment                                                2,912
  Depreciation                                                              250
  Repairs and maintenance                                                   223
  Bank charges                                                              123
                                                                    -----------

      Total Expenses                                                    213,969
                                                                    -----------
NET LOSS                                                            $  (213,969)
                                                                    ===========

NET LOSS PER COMMON SHARE-BASIC AND DILUTED                         $     (0.16)
                                                                    ===========

WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING-BASIC AND DILUTED                                 1,336,887
                                                                    -----------


                 See accompanying notes to financial statements

                                USA DIGITAL, INC.
                             STATEMENT OF CASH FLOWS
         FOR THE PERIOD FROM JULY 9, 1998 (INCEPTION) TO MARCH 31, 1999





CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                             $(213,969)
 Adjustments to reconcile net loss
  to net cash used in
  operating activities:
  Depreciation and amortization                                             250
  Consulting fees and expenses
   incurred in exchange for common stock                                120,176
  Changes in assets and liabilities
   (Increase) decrease in:
    Prepaid expenses                                                    (57,065)
   Increase (decrease) in:
    Accounts payable and accrued expenses                                96,718
                                                                      ---------
   Net cash used in operating activities                                (53,890)
                                                                      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of equipment                                                   (2,506)
 Increase in loans receivable                                           (24,311)
                                                                      ---------
   Net cash used in investing
    activities                                                          (26,817)
                                                                      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock                                   1,355
 Proceeds from additional paid in capital                               144,355
                                                                      ---------

   Net cash provided by financing
    activities                                                          145,710
                                                                      ---------
INCREASE IN CASH AND CASH EQUIVALENTS                                    65,003

CASH AND CASH EQUIVALENTS -
 BEGINNING OF PERIOD                                                       --
                                                                      ---------
CASH AND CASH EQUIVALENTS - END OF PERIOD                             $  65,003
                                                                      =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

The Company acquired telephone switching equipment for debt under a capitalized lease in the amount of $989,685.

                 See accompanying notes to financial statements.

                                USA DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                              AS OF MARCH 31, 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (A) Business Organization And Activity

         USA Digital, Inc. (the Company), incorporated under the laws of Nevada on March 5, 1999, is a holding company whose mission is to build a highly integrated convergent communications company. The Company seeks to acquire Internet service providers, telephone interconnect companies, computer/network integrators, and switchless resellers.

         (B) Business Combinations

         On March 4, 1999, Blazoon Systems Incorporated (Blazoon), a public shell, consummated an Agreement and Plan of Reorganization (the Acquisition) with Diverse Capital Corp. (Diverse), a private corporation incorporated on July 9, 1998, whereby Blazoon issued 1,235,000 shares of its common stock to the stockholders of Diverse in exchange for 100% of the issued and outstanding common stock of Diverse, and 625,000 shares of its Class A Preferred Stock in exchange for 100% of the issued and outstanding preferred stock of Diverse. The preferred stock is convertible to common stock at a one-for-one ratio for a one year period beginning February 2, 2000, has dividend preference, is non-voting, and is subject to redemption at a $4.00 liquidation value at the Company's option beginning February 2, 2004. Subsequent to the Acquisition, the prior shareholders of Diverse owned approximately 55% of the voting common stock of Blazoon. Under Generally Accepted Accounting Principles, a Company whose stockholders receive over 50% of the stock of the legal acquirer in a business combination is considered the acquirer for accounting purposes. Accordingly, the transaction is accounted for as an acquisition of Blazoon by Diverse, and a recapitalization of Diverse. The balance sheet subsequent to the acquisition includes the net assets of Blazoon and Diverse at historical costs and the operations of Diverse since its inception and the operations of Blazoon since the date of acquisition.

         On March 9, 1999 the Company consummated a merger agreement with Blazoon, a State of Colorado corporation, to effect a redomicile and name change of Blazoon, with the Company as the surviving entity.

                                USA DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                              AS OF MARCH 31, 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONT'D)

         (C)  Use of Estimates

         The accompanying financial statements have been prepared in accordance with generally accepted accounting principles. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

         (D)  Cash and Cash Equivalents

         For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchases with an original maturity of three months or less to be cash equivalents.

         (E)  Earnings Per Share

         Earnings per share are computed using the weighted average of common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings per Shares".

         (F)  Income Taxes

         The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Inc estimating future tax consequences, SFAS 109 generally considers all expected future events other than enactments of changes in the tax law or rates. Any available deferred tax assets arising from net operating loss carryforwards has been offset by a deferred tax valuation allowance on the entire amount.

                                USA DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                              AS OF MARCH 31, 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONT'D)

         (G)  Concentration of Credit Risk

         The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk or cash and cash equivalents.

         (H)  Stock Options

         In accordance with Statement of Financial Accounting Standards No. 123, "Accounting For Stock Based Compensation", the Company has elected to account for Stock Options under Accounting Principles Board Opinion No. 25 "(APB Opinion No. 25)" and related interpretations.

         (I)  New Accounting Pronouncements

         The Financial Accounting Standards Board has recently issued several new accounting pronouncements. Statement No. 130, "Reporting Comprehensive Income" establishes standards for reporting and display of comprehensive income and its components, and is effective for fiscal years beginning after December 15, 1997. Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers, and is effective for financial statements for periods beginning after December 15, 1997. Statement No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits" revises employers' disclosure requirements about pension and other postretirement benefit plans and is effective for fiscal years beginning after December 15, 1997. Statement No 133, "Accounting for Derivative Instruments and Hedging Activities" establishes accounting and reporting standards for derivative instruments and related contracts and hedging activities. This statement is effective for all fiscal quarters and fiscal years

                                USA DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                              AS OF MARCH 31, 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONT'D)

         (I)  New Accounting Pronouncements - (CONT'D)

         beginning after June 15, 1999. The Company believes that its future adoption of these pronouncements will not have a material effect on the Company's financial position or results of operations.

NOTE 2 - PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost and depreciated using the declining balance method over the estimated economic useful life of 5 to 7 years when placed in service. Maintenance and repairs are charged to expense as incurred. Major improvements are capitalized.

         Property and equipment at March 31, 1999 consisted of the following:

                  Computer equipment                                  $   2,506
                  Equipment held under
                    capital lease                                       750,000
                                                                      ---------
                                                                        752,506

Less: Accumulated depreciation                                             (250)
                                                                      ---------
Total property and equipment                                          $ 752,256
                                                                      =========

         Depreciation expense for the three months ended March 31, 1999 was $250. (See Note 3)

NOTE 3 - CAPITAL LEASE OBLIGATION

         The Company is the lessee of telephone switching equipment under a capital lease expiring during 2004. The assets and liabilities under the capital lease are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The asset will be depreciated using the declining balance method over the estimated economic useful life, and is expected to be placed in service in late 1999. Hence no depreciation has been provided for as of March 31, 1999. The value of the property that was held under capital lease as of March 31, 1999 was $750,000.

                                USA DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                              AS OF MARCH 31, 1999

NOTE 3 - CAPITAL LEASE OBLIGATION - (CONT'D)

         Minimum future lease payments under the capital lease as of March 31, 1999 are as follows:

For the year ended March 31, 2000                                     $  49,485
                             2001                                       197,940
                             2002                                       197,940
                             2003                                       197,940
                             2004                                       197,940
               Subsequent to 2005                                       148,440
                                                                      ---------

Total minimum lease payments                                            989,685

Less: Amount representing interest                                     (239,685)
                                                                      ---------
Present value of net minimum
  lease payment                                                       $ 750,000
                                                                      =========

         The interest rate on the capital lease is approximately 11.5% and is imputed at the inception of the lease and included in prepaid expenses and other assets. The lease payments do not begin until 90 days after the installation and subsequent operation of the equipment, expected to be in late 1999.

NOTE 4 - STOCKHOLDERS' EQUITY

         (A)  Common and Preferred Stock

         The Company has authorized 50,000,000 shares of common stock, $.001 par value; 5,000,000 of Class A Preferred Stock, $.001 par value; and 5,000,000 shares of Class B Preferred Stock, $.001 par value. The preferred stock will have such rights and preferences as determined by the Board of Directors.

         In connection with an acquisition transaction (Note 5D), the Company may be required to issue 625,000 shares of Class A Preferred Stock.

         A series of Class B Preferred Stock was designated as "Class B Convertible Redeemable Preferred Stock, Series 1" and consists of 50,000 shares, $.001 par value per share. These shares are redeemable any time after April 20, 2002 upon 30 days written notice to the Company, and such shares are designated at $4.00 per share. The Company also has the right

                                USA DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                              AS OF MARCH 31, 1999

NOTE 4 - STOCKHOLDERS' EQUITY (CONT'D)

         (A) Common and Preferred Stock - (CONT'D)

         of redemption under rights similar to the preferred shareholders. The shares have the right, at the option of the holder at any time after July 9, 2000, to convert each outstanding share of Class B Preferred Stock, Series 1 into five fully paid and nonassessable shares of the Company's common stock. Additionally, each holder of these shares shall be entitled to vote at all meetings of the shareholders and shall have one vote for each share held (See Note 6).

         A series of Class B Preferred Stock was designated as "Class B Convertible Redeemable Preferred Stock, Series 2" and consists of 40,000 shares, $.001 par value per share. At any time after July 2, 2002, upon 30 days written notice to the Company, holders of shares of Class B Preferred Stock, Series 2 may, at the option of the holder thereof, require that the Company redeem in whole or in part, such shares as designated at $4.00 per share. The Company also has the right of redemption under rights similar to the preferred shareholders. The holders of these shares have the right, at their option at any time after July 9, 2000, to convert each outstanding share of Class B Preferred Stock, Series 2 into five fully paid and nonassessable shares of the Company's common stock. Additionally, each holder of these shares shall be entitled to vote at all meetings of the shareholders and shall have one vote for each share held (See Note 6).

         (B) Stock Compensation

         (i) Stock Option Plan

         The 1998 Compensatory Stock Option Plan (the "Plan") has been adopted by the Board of Directors of the Company and approved by the Company's stockholders. The plan was developed to provide a means whereby directors, officers, consultants, advisors or agents, employees or professional service providers of the Company may be granted non-qualified stock options to purchase common stock of the Company. The Plan does not provide for the issuance of "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code. As of March 31, 1999, the Company has reserved

                                USA DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                              AS OF MARCH 31, 1999

NOTE 4 - STOCKHOLDERS' EQUITY (CONT'D)

         (B) Stock Compensation - (CONT'D)

             (i) Stock Option Plan - (CONT'D)

         1,500,000 shares of common stock for issuance upon the exercise of options granted under the Plan.

         The exercise price of options granted under the Plan shall not be less than 85% of the Fair Market Value of a share of common stock on the date the option is granted. The exercise period, expiration date and vesting period shall be determined by the Compensation Committee of the Board of Directors, however, the vesting period may not exceed ten years. If the vesting period is not stated in the granting resolution, then the option shall vest immediately.

         As of March 31, 1999, no options have been granted under the Plan.

         (ii) Stock Options Granted Under Employment and Consulting
         Agreements

         During 1999 the Company issued 1,937,500 incentive stock options pursuant to certain employment and consulting agreements.

         In accordance SFAS 123, the Company applies APB Opinion No. 25 and related interpretations in accounting for the options issued under the employment and consulting agreements. Accordingly, no compensation cost has been recognized for options issued under the employment and consulting agreements as of March 31, 1999. Had compensation cost for the Company's Plan been determined based on the fair value at the grant dates for awards under that plan, consistent with SFAS 123, the Company's net loss for the year ended March 31, 1999 would have been increased to the pro-forma amounts indicated below.

                                USA DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                              AS OF MARCH 31, 1999

NOTE 4 - STOCKHOLDERS' EQUITY (CONT'D)

         (B) Stock Compensation - (CONT'D)

         (ii) Stock Options Granted Under Employment and Consulting Agreements (CONT'D)

         Net loss                           As reported                $   168,917
                                            Pro forma                  $ 1,165,792

         Net loss per share                 As reported                $      0.12
                                            Pro forma                  $      0.83

         The effect of applying Statement No. 123 is not likely to be representative of the effects on reported net income for future years due to, among other things, the effects of vesting.

         For financial statement disclosure purposes, the fair market value of each stock option granted during 1999 was estimated on the date of grant using the Black-Scholes Option-Pricing Model in accordance with SFAS 123 using the following weighted-average assumptions: expected dividend yield 0%, risk-free interest rate of 5.59%, volatility 101% and expected term of three years.

         A summary of the options issued under the employment and consulting agreements as of March 31, 1999 and changes during the year is presented below:

                                                                         Weighted
                                                         Number of        Average
                                                          Options      Exercise Price
                                                          -------      --------------
Stock Options
 Balance at beginning of period                                --          $       --
 Granted                                                 1,937,500         $     2.13
 Exercised                                                      --                 --
 Forfeited                                                      --         $       --
                                                         ---------         ----------
 Balance at end of period                                1,937,500         $     2.13
                                                         =========         ==========

Options exercisable at end
 of period                                                 687,500         $   1.23

                                USA DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                              AS OF MARCH 31, 1999

NOTE 4 - STOCKHOLDERS' EQUITY (CONT'D)

         (B) Stock Compensation - (CONT'D)

         Stock  Options  Granted  Under  Employment  and  Consulting  Agreements
         (CONT'D)

         Weighted average fair value
          of options granted during the period                 $0.51

         The  following  table  summarizes   information   about  stock  options
          outstanding at March 31, 1999:

           Options Outstanding              Options Exercisable
           -------------------              -------------------
                          Weighted
              Number       Average   Weighted    Number    Weighted
  Range of  Outstanding   Remaining  Average  Exercisable Average
  Exercise  at March 31, Contractual Exercise At March 31 Exercise
   Price       1999         Life      Price      1999     Price
 ---------   --------     --------   -------   --------  --------
$1.00-$3.00 1,937,500   6.25 Years   $  2.13   637,500   $  1.23

         (iii) Employee Stock Compensation Plan

         The 1998 Employee Stock Compensation Plan (the " Employee Compensation Plan") has been adopted by the Board of Directors of the Company and approved by the Company's stockholders. The plan was developed to provide a means whereby directors, officers, consultants, advisors or agents, employees or professional service providers of the Company may be granted common stock of the Company. Grants under the Employee Compensation Plan shall be determined by the Compensation Committee of the Board of Directors. As of March 31, 1999, the Company has reserved 1,000,000 shares of common stock for issuance under the Employee Compensation Plan and no shares may be issued under the Employee Compensation Plan after April 30, 2003. No shares have been issued under the Employee Compensation Plan as of March 31, 1999.

                                USA DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                              AS OF MARCH 31, 1999

NOTE 5 - COMMITMENTS AND CONTINGENCIES

         (A)  Year 2000 Issue

         The Company is aware of the issues associated with the programming code in existing computer systems as the millennium (Year 2000) approaches. The "Year 2000" problem is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two-digit year value to 00. The issue is whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

         The Company uses standard off the shelf accounting software package for all of its accounting requirements. Management has contacted the software vendor and determined that the accounting software is Year 2000 compliant. All internal management software is Microsoft based and management continually monitors the Year 2000 status of such software. Management has verified Year 2000 status with its primary vendors and has not identified any Year 2000 issues with those vendors. Costs of investigating internal and external Year 2000 compliance issues have not been material to date. As a result, management believes that the effect of investigating and resolving Year 2000 compliance issues on the Company will not have a material effect on the Company's future financial position or results of operations.

         In addition to the effect of Year 2000 issues on the Company's accounting and management systems, year 2000 issues may effect the Company's products and programs as they are primarily computer related. The Company's products have been developed and tested with regard to year 2000 compliance. All products were deemed to be Year 2000 compliant. The costs of such development and testing and validating were minimal and absorbed as part of the Company's normal quality control procedures.

         (B)  Employment Agreement

         On January 5, 1999 the Company entered into an employment agreement with its President. The effective date of this agreement is November 10, 1998, and is for a period of five years at which time it can be renewed by mutual agreement of both parties. The agreement may be terminated at any time by

                                USA DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                              AS OF MARCH 31, 1999

NOTE 5 - COMMITMENTS AND CONTINGENCIES - (CONT'D)

         (B)  Employment Agreement - (CONT'D)

         mutual written agreement by the parties. The consideration is $80,000 annually to paid at regular payroll periods. As additional compensation, the Company is issuing a total of 750,000 options which become exercisable at annual intervals ranging from January 5, 1999 to January 15, 2002 at varying exercise prices between $1.00 to $3.00. (See Note 4(B))

         (C) Consulting Agreements

         On January 5, 1999 the Company entered into a six month consulting agreement with an individual whereby the Company will be provided with identification, and introduction to a public shell for the purposes of effecting a reverse merger. As consideration for the services provided the Company issued 10,000 shares of the Company's common stock in March 1999.

         On January 5, 1999, effective November 10, 1998, the Company entered into a five year consulting agreement with a consulting organization whereby the Company will be provided with advice with regard to corporate finance, evaluations of business partners, mergers and acquisitions and such other matters as requested. This agreement may be extended by mutual written agreement of the parties. As consideration for the services provided, the Company issued 150,000 shares of the Company's common stock as a signing bonus. The Company pays a monthly fee of $8,000 in semi-monthly installments. As additional compensation, the Company issued a total of 750,000 options, which become exercisable at annual intervals ranging from January 5, 1999 to February 15, 2002 at varying exercise prices from $1.00 to $3.00. (See Note 4(B)) The Company also agreed to pay the organization a 2% finders fee, payable in cash or stock at the Company's election, on the total value of any acquisition, merger, reverse-merger and/or equity or debt financing introduced to the Company, excluding Orlando Digital Telephone (See
         Note 5D) and Blazoon Systems, Incorporated (See Note 1A). In addition, the Company shall provide the organization with a monthly unaccounted for expense allowance of $2,500.

                                USA DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                              AS OF MARCH 31, 1999

NOTE 5 - COMMITMENTS AND CONTINGENCIES - (CONT'D)

         (C) Consulting Agreements - (CONT'D)

         On January 5, 1999, effective November 10, 1998, the Company entered into a two year consulting agreement with another consulting organization whereby the Company will be provided with advice with regard to corporate finance, evaluations of business partners, mergers and acquisitions and such other matters as requested. This agreement may be extended by mutual written agreement of the parties. As consideration for the services provided the Company shall pay a monthly fee of $5,000, plus $200/hr for any time in excess of 50 hours in any calendar month. As additional compensation, the Company issued a total of 437,500 options, which become exercisable at annual intervals ranging from January 5, 1999 to February 15, 2002 at varying exercise prices between $1.00 to $3.00. (See Note 4(B))

         On March 22, 1999, the Company entered into a six month consulting agreement with a public relations organization whereby the Company will be provided with advice with regard to public relations, the development and implementation of strategic plans, and such other matters as requested. This agreement may be extended by mutual written agreement of the parties. As considerations for the services provided, the Company issued 60,000 shares of the Company's common stock.

         (D)  Litigation

         On February 2, 1999 Diverse Capital Corporation (Diverse) acquired Orlando Digital Telephone Corporation (ODT) in exchange for 325,000 shares of Diverse common stock and 625,000 shares of Diverse Convertible Preferred A stock. The 325,000 shares of common stock were issued to ODT shareholders. Diverse reserved the right at the time of the closing to obtain an appraisal substantiating that the approximate value of ODT was $2.8 million. Subsequently, USA Digital, Inc., the successor to Diverse (See Note 1B), obtained an appraisal which did not substantiate such value, and, on May 14, 1999, in the Circuit Court in and for Hillsborough County, Florida, filed a complaint against ODT and its former shareholders seeking rescission of the ODT acquisition. The Defendants filed a Motion to Dismiss, which

                                USA DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                              AS OF MARCH 31, 1999

NOTE 5 - COMMITMENTS AND CONTINGENCIES - (CONT'D)

         (D)  Litigation- (CONT'D)

         was served on the Company on June 19, 1999. A hearing on defendants' motion is set for September 27, 1999. Defendants have not yet filed an Answer or asserted any counterclaims or defenses. In addition to such other relief that the Court may grant in the event that the Company does not prevail, including enforcement of the acquisition agreement, the Company may be required to issue 625,000 shares of Class A Convertible Preferred Stock to the ODT shareholders.

NOTE 6 - SUBSEQUENT EVENTS

         On April 20, 1999 the Company entered into an agreement to acquire 100% of the issued and outstanding stock of Telephone Engineering and Maintenance, Inc. (T.E.A.M.), a Florida corporation engaged since 1986 in the business of selling and servicing telephone equipment, in exchange for 50,000 shares of the Company's Convertible Preferred B, Series 1 Stock. The transaction is scheduled to close on or before July 22, 1999.

         On June 2, 1999 the Company entered into an agreement with Premium Internet, Corp. (Premium) to purchase Premium's $160,000 security interest in Syncom, Inc., a Florida corporation currently doing business as Gator.net, an Internet Service Provider in Gainesville, Florida. Syncom, Inc is currently under reorganization pursuant to Chapter 11 of the

         United States Bankruptcy Code. The purchase price for this security interest was $80,000, payable over 6 months from the date of the transaction. Under the terms of the agreement, Premium has assigned its security interest in the name "Gator.net", the ISP's customer base, and some equipment, to the Company. Additionally, as of the closing date, the Company entered into various agreements with other parties to purchase $130,000 in unsecured debt of Syncom, Inc. for the sum of $30,100.

         On July 9, 1999 the Company purchased all of the issued and outstanding stock of DSA Computers, Inc. (DSA.), a Florida based computer hardware/network integration company that has been in business since 1991. The purchase price for the

                                USA DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                              AS OF MARCH 31, 1999



NOTE 6 - SUBSEQUENT EVENTS - (CONT'D)

         acquisition was 40,000 shares of the Company's Convertible Preferred B, Series 2 Stock.