Form 10QSB
period 1999-06-30
USA DIGITAL INC
filed 1999-09-20
CIK 1094563

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

            X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 1999

                                       OR

          ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ To ___________

                         Commission file number 0-27375

                                USA DIGITAL, INC.
             (Exact name of registrant as specified in its charter)

                               NEVADA 59-3560920
                 (State or other jurisdiction (I.R.S. Employer
             of incorporation or organization) Identification No.)

                                P.O. BOX 172574
                              TAMPA, FLORIDA 33672
              (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code (813) 230-9100
                                 --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES                                NO  X
                              ----                               ----

As of August 20, 1999, 2,802,000 shares of the registrant's common stock were outstanding.

                                        USA DIGITAL, INC. and SUBSIDIARIES

INDEX

PART I                     FINANCIAL INFORMATION                                                        Page

Item 1                     Financial Statements:

                           Accountant's Review Report                                                     1

                           Balance Sheet - June 30, 1999                                                  2

                           Statement of Operations - Three Months
                                    Ended June 30, 1999                                                   3

                           Statement of Changes in Stockholders'
                                    Deficiency-Three Ended June 30, 1999                                  4

                           Statements of Cash Flows - Three Months
                                    Ended June 30, 1997                                                   5

                           Notes to Financial Statements -
                                    June 30, 1999                                                         6

Item 2                     Management's Discussion and Analysis of Financial
                                     Condition and Results of Operations                                  19


PART II                    OTHER INFORMATION

Item 6                     Exhibits and Reports on Form 8-K                                               23


                           SIGNATURES                                                                     25


                                     PART I

ITEM 1.     FINANCIAL STATEMENTS


                           ACCOUNTANTS' REVIEW REPORT


To the Board of Directors of:
 USA Digital, Inc.

We have reviewed the accompanying balance sheet of USA Digital, Inc. as of June 30, 1999 and the related statements of operations, changes in stockholders' deficiency and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of USA Digital, Inc.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.







                                                WEINBERG & COMPANY, P.A.




Boca Raton, Florida
August, 3, 1999

                                USA DIGITAL, INC.
                                  BALANCE SHEET
                               AS OF JUNE 30, 1999

                                     ASSETS
CURRENT ASSETS
 Cash                                              $    3,676
 Loans receivable - current                            38,943
 Note receivable - current portion                     32,000
 Prepaid expenses                                      68,840
                                                   ----------

   Total Current Assets                               143,459
                                                   ----------
PROPERTY AND EQUIPMENT - NET                          752,873
                                                   ----------

OTHER ASSETS
 Deferred interest - capitalized leases               197,910
 Note and loans receivable - noncurrent                71,600
                                                   ----------
   Total Other Assets                                 269,510
                                                   ----------
TOTAL ASSETS                                       $1,165,842
                                                   ==========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
 Accounts payable and accrued expenses             $  212,110
 Capitalized lease obligation-current                  98,970
                                                   ----------

    Total Current Liabilities                         311,080

OTHER LIABILITIES
 Capitalized lease obligation-non current             890,715
                                                   ----------
    Total Liabilities                               1,201,795
                                                   ----------
STOCKHOLDERS' DEFICIENCY
   Preferred stock-Class A, $.001 par value
    5,000,000 shares authorized, none
    issued and outstanding                               --
   Preferred stock-Class B, $.001 par value
    5,000,000 shares authorized, none issued
    and outstanding                                      --
   Common stock, $0.001 par value, 50,000,000
    shares authorized, 2,722,000 shares issued
    and outstanding                                     2,722
   Additional paid-in capital                         335,664
   Accumulated deficit                               (374,339)
                                                   ----------

     Total Stockholders' Deficiency                   (35,953)
                                                   ----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY     $1,165,842
                                                   ==========


                 See accompanying notes to financial statements.

                                USA DIGITAL, INC.
                             STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30, 1999


Income                                                              $      --
                                                                    -----------

Expenses
  Executive compensation                                                 24,844
  Consulting fees                                                        88,800
  Professional fees                                                      32,163
  Office and other operational expenses                                   9,162
  Auto expenses                                                           3,000
  Telephone                                                               1,114
  Insurance                                                                 884
  Travel and entertainment                                                  285
  Depreciation                                                              (64)
  Bank charges                                                              161
                                                                    -----------

      Total Expenses                                                    160,349
                                                                    -----------
LOSS FROM OPERATIONS                                                   (160,349)

INTEREST EXPENSE                                                            (21)
                                                                    -----------
NET LOSS                                                            $  (160,370)
                                                                    ===========

NET LOSS PER COMMON SHARE                                           $     (0.06)
                                                                    ===========

WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING                                                   2,675,022
                                                                    ===========



                 See accompanying notes to financial statements.

                                USA DIGITAL, INC.
                STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                    FOR THE THREE MONTHS ENDED JUNE 30, 1999



                                                               ADDITIONAL
                                        COMMON STOCK            PAID-IN          ACCUMULATED
                                     SHARES     AMOUNT          CAPITAL            DEFICIT              TOTAL
                                     ------     ------          -------            -------              -----

Balance, March 31, 1999            2,649,500   $ 2,650         $  263,236         $ (213,969)         $  51,917

Stock Issued For:
 Cash                                 72,500        72             72,428                                72,500

Net loss for the
  three months ended
  June 30, 1999                         --        --                 --             (160,370)          (160,370)
                                  ----------   -------         ----------         ----------          ---------

BALANCE, June 30, 1999             2,722,000   $ 2,722         $  335,664         $ (374,339)         $ (35,953)
                                  ==========   =======         ==========         ==========          =========


                 See accompanying notes to financial statements.

                                USA DIGITAL, INC.
                             STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED JUNE 30, 1999

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                             $(160,370)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
  Depreciation and amortization                             (64)
Changes in assets and liabilities
   (Increase) decrease in:
    Prepaid expenses                                     30,000
   Increase (decrease) in:
    Accounts payable and accrued expenses                27,892
                                                      ---------
   Net cash used in operating activities               (102,542)
                                                      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of equipment                                     (553)
 Acquisition of note receivable                         (20,000)
 Increase in loans receivable                           (10,732)
                                                      ---------

   Net cash used in investing
    activities                                          (31,285)
                                                      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock                      72
 Proceeds from additional paid in capital                72,428
                                                      ---------
   Net cash provided by financing
    activities                                           72,500
                                                      ---------
DECREASE IN CASH AND CASH EQUIVALENTS                   (61,327)

CASH AND CASH EQUIVALENTS -
 BEGINNING OF PERIOD                                     65,003
                                                      ---------
CASH AND CASH EQUIVALENTS - END OF PERIOD             $   3,676
                                                      =========

Cash paid during the year for:
 Interest                                             $      21
                                                      =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

The Company acquired notes and loans receivable for cash and short-term debt of $87,500.

                 See accompanying notes to financial statements.

                                USA DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               AS OF JUNE 30, 1999

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

                                USA DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               AS OF JUNE 30, 1999

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

         (F)  Income Taxes

         The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, SFAS 109 generally considers all expected future events other than enactments of changes in the tax law or rates. Any available deferred tax assets arising from net operating loss carryforwards has been offset by a deferred tax valuation allowance on the entire amount.

                                USA DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               AS OF JUNE 30, 1999

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

                                USA DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               AS OF JUNE 30, 1999

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

         Property and equipment at June 30, 1999 consisted of the following:

                  Computer equipment                                  $   3,059
                  Equipment held under
                    capital lease                                       750,000
                                                                      ---------
                                                                        753,059

Less: Accumulated depreciation                                             (186)
                                                                      ---------
Total property and equipment                                          $ 752,873
                                                                      =========

         Depreciation expense for the three months ended June 30, 1999 was $(64). (See Note 3)


NOTE 3 - CAPITAL LEASE OBLIGATION

         The Company is the lessee of telephone switching equipment under a capital lease expiring during 2004. The assets and liabilities under the capital lease are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The asset will be depreciated using the declining balance method over the estimated economic useful life, and is expected to be placed in service in late 1999. Hence no depreciation has been provided for as of June 30, 1999. The value of the property held under capital lease as of June 30, 1999 was $750,000.

                                USA DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               AS OF JUNE 30, 1999

NOTE 3 - CAPITAL LEASE OBLIGATION - (CONT'D)

         Minimum future lease payments under the capital lease as of June 30, 1999 are as follows:

         For the year ended June 30,  2000                             $  98,970
                                      2001                               197,940
                                      2002                               197,940
                                      2003                               197,940
                                      2004                               197,940
                        Subsequent to 2005                                98,955
                                                                       ---------

         Total minimum lease payments                                    989,685

         Less: Amount representing interest                             (239,685)
                                                                       ---------
         Present value of net minimum
           lease payment                                               $ 750,000
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

         A series of Class B Preferred Stock was designated as "Class B Convertible Redeemable Preferred Stock, Series 1" and consists of 50,000 shares, $.001 par value per share. These shares are redeemable any time after April 20, 2002 upon 30 days written notice to the Company, and such shares are

                                USA DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               AS OF JUNE 30, 1999

NOTE 4 - STOCKHOLDERS' EQUITY (CONT'D)

         (A)  Common and Preferred Stock - (CONT'D)

         designated at $4.00 per share. The Company also has the right of redemption under rights similar to the preferred shareholders. The shares have the right, at the option of the holder at any time after July 9, 2000, to convert each outstanding share of Class B Preferred Stock, Series 1 into five fully paid and nonassessable shares of the Company's common stock. Additionally, each holder of these shares shall be entitled to vote at all meetings of the shareholders and shall have one vote for each share held (See Note 7).

         A series of Class B Preferred Stock was designated as "Class B Convertible Redeemable Preferred Stock, Series 2" and consists of 40,000 shares, $.001 par value per share. At any time after July 2, 2002, upon 30 days written notice to the Company, holders of shares of Class B Preferred Stock, Series 2 may, at the option of the holder thereof, require that the Company redeem in whole or in part, such shares as designated at $4.00 per share. The Company also has the right of redemption under rights similar to the preferred shareholders. The holders of these shares have the right, at their option at any time after July 9, 2000, to convert each outstanding share of Class B Preferred Stock, Series 2 into five fully paid and nonassessable shares of the Company's common stock. Additionally, each holder of these shares shall be entitled to vote at all meetings of the shareholders and shall have one vote for each share held (See Note 7).

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

                                USA DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               AS OF JUNE 30, 1999

NOTE 4 - STOCKHOLDERS' EQUITY (CONT'D)

         (B)  Stock Compensation - (CONT'D)

         (i)  Stock Option Plan - (CONT'D)

         options" within the meaning of Section 422 of the Internal Revenue Code. As of June 30, 1999, the Company has reserved 1,500,000 shares of common stock for issuance upon the exercise of options granted under the Plan.

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

         As of June 30, 1999, no options have been granted under the Plan.

         (ii) Stock Options Granted Under Employment and Consulting
         Agreements

         During the year ended March 31, 1999 the Company issued 1,937,500 incentive stock options pursuant to certain employment and consulting agreements. There were no stock options issued under employment or consulting agreements for the three months ended June 30, 1999.

         A summary of the options issued under the employment and consulting agreements as of June 30, 1999 and changes during the three month period ended June 30, 1999 is presented below:

                                USA DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               AS OF JUNE 30, 1999

NOTE 4 - STOCKHOLDERS' EQUITY (CONT'D)

         (B)  Stock Compensation - (CONT'D)

         (ii) Stock Options Granted Under Employment and Consulting Agreements - (CONT'D)

                                                            Weighted
                                            Number of       Average
                                            Options     Exercise Price
                                            -------     --------------
         Stock Options
          Balance at beginning of period    1,937,500      $  2.13
          Granted                                  --      $    --
          Exercised                                --           --
          Forfeited                                --      $    --
                                            ---------      --------
          Balance at end of period          1,937,500      $  2.13
                                            =========      =======

         Options exercisable at end
          of period                           687,500      $  1.23

         The  following  table  summarizes   information   about  stock  options
          outstanding at June 30, 1999:

       Options Outstanding               Options Exercisable
 --------------------------------   ------------------------------
                         Weighted
              Number      Average   Weighted    Number    Weighted
  Range of  Outstanding  Remaining  Average  Exercisable  Average
  Exercise  at June 30, Contractual Exercise  At June 30  Exercise
   Price       1999        Life      Price      1999      Price
 ---------   --------    --------   -------   --------   --------
$1.00-$3.00 1,937,500   6.00 Years  $  2.13    637,500   $  1.23

         (iii) Employee Stock Compensation Plan

         The 1998 Employee Stock Compensation Plan (the " Employee Compensation Plan") has been adopted by the Board of Directors of the Company and approved by the Company's stockholders. The plan was developed to provide a means whereby directors, officers, consultants, advisors or agents, employees or professional service providers of the Company may be granted common stock of the Company. Grants under the Employee Compensation Plan shall be determined by the Compensation Committee of the Board of Directors. As of June 30, 1999, the
                                       13

                                USA DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               AS OF JUNE 30, 1999

NOTE 4 - STOCKHOLDERS' EQUITY (CONT'D)

         (B)  Stock Compensation - (CONT'D)

         (iii) Employee Stock Compensation Plan - (CONT'D)

         Company has reserved 1,000,000 shares of common stock for issuance under the Employee Compensation Plan and no shares may be issued under the Employee Compensation Plan after April 30, 2003. No shares have been issued under the Employee Compensation Plan as of June 30, 1999.

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

         In addition to the effect of Year 2000 issues on the Company's accounting and management systems, year 2000 issues may effect

                                USA DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               AS OF JUNE 30, 1999

NOTE 5 - COMMITMENTS AND CONTINGENCIES (CONT'D)

         (A)  Year 2000 Issue - (CONT'D)

         the Company's products and programs as they are primarily computer related. The Company's products have been developed and tested with regard to year 2000 compliance. All products were deemed to be Year 2000 compliant. The costs of such development and testing and validating were minimal and absorbed as part of the Company's normal quality control procedures.

         (B)  Employment Agreement

         On January 5, 1999 the Company entered into an employment agreement with its President. The effective date of this agreement is November 10, 1998, and is for a period of five years at which time it can be renewed by mutual agreement of both parties. The agreement may be terminated at any time by mutual written agreement by the parties. The consideration is $80,000 annually to paid at regular payroll periods. As additional compensation, the Company is issuing a total of 750,000 options excisable at annual intervals ranging from Jan. 5, 1999 to January 15, 2002 at varying exercise prices between $1.00 to $3.00. (See Note 4(B))

         (C) Consulting Agreements

         On January 5, 1999 the Company entered into a six month consulting agreement with an individual whereby the Company will be provided with identification, and introduction to a public shell for the purposes of effecting a reverse merger. As consideration for the services provided the Company issued 10,000 shares of the Company's common stock in March 1999.

         On January 5, 1999, effective November 10, 1998, the Company entered into a five year consulting agreement with a consulting organization whereby the Company will be provided with advice with regard to corporate finance, evaluations of business partners, mergers and acquisitions and such other matters as requested. This agreement may be extended by mutual written agreement of the parties. As consideration for the services provided, the Company issued 150,000 shares of the Company's common stock as a signing bonus. The Company pays

                                USA DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               AS OF JUNE 30, 1999

NOTE 5 - COMMITMENTS AND CONTINGENCIES (CONT'D)

         (C) Consulting Agreements - (CONT'D)

         a monthly fee of $8,000 in semi-monthly installments. As additional compensation, the Company issued a total of 750,000 options, exercisable at annual intervals ranging from January 5, 1999 to February 15, 2002 at varying exercise prices from $1.00 to $3.00. (See
         Note 4(B)). The Company also agreed to pay the organization a 2% finders fee, payable in cash or stock at the Company's election, on the total value of any acquisition, merger, reverse-merger and/or equity or debt financing introduced to the Company, excluding Orlando Digital Telephone (See Note 5D) and Blazoon Systems, Incorporated (See Note
         1A). In addition, the Company shall provide the organization with a monthly unaccounted for expense allowance of $2,500.

         On January 5, 1999, effective November 10, 1998, the Company entered into a two year consulting agreement with another consulting organization whereby the Company will be provided with advice with regard to corporate finance, evaluations of business partners, mergers and acquisitions and such other matters as requested. This agreement may be extended by mutual written agreement of the parties. As consideration for the services provided the Company shall pay a monthly fee of $5,000, plus $200/hr for any time in excess of 50 hours in any calendar month. As additional compensation, the Company issued a total of 437,500 options, exercisable at annual intervals ranging from January 5, 1999 to February 15, 2002 at varying exercise prices between $1.00 to $3.00. (See Note 4(B)).

         On March 22, 1999, the Company entered into a six month consulting agreement with a public relations organization whereby the Company will be provided with advice with regard to public relations, the development and implementation of strategic plans, and such other matters as requested. This agreement may be extended by mutual written agreement of the parties. As consideration for the services provided, the Company issued 60,000 shares of the Company's common stock.

                                USA DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               AS OF JUNE 30, 1999

NOTE 5 - COMMITMENTS AND CONTINGENCIES - (CONT'D)

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

NOTE 6 - ACQUISITION OF SECURED AND UNSECURED CLAIMS

         On June 2, 1999 the Company entered into an agreement with Premium Internet, Corp. (Premium) to purchase Premium's $160,000 secured claim against Syncom, Inc., a Florida corporation currently doing business as Gator.net, an Internet Service Provider in Gainesville, Florida. Syncom, Inc. is currently under reorganization pursuant to Chapter 11 of the United States Bankruptcy Code. The purchase price for this security interest was $80,000, payable over 6 months from the date of the transaction. Under the terms of the agreement, Premium has assigned its security interest in the name "Gator.net", the ISP's customer base, and some equipment, to the Company. Additionally, as of June 2, 1999, the Company entered into agreements with other parties to purchase $130,000 in unsecured debt of Syncom, Inc. for the sum of $30,100.

                                USA DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               AS OF JUNE 30, 1999

NOTE 6 - ACQUISITION OF SECURED AND UNSECURED CLAIMS - (CONT'D)

         As of June 30, 1999, the Company has paid $20,000 to Premium and a total of $2,600 to the sellers of the unsecured debt in accordance with the agreements.

NOTE 7 - SUBSEQUENT EVENTS

         On April 20, 1999 the Company entered into an agreement to acquire 100% of the issued and outstanding stock of Telephone Engineering and Maintenance, Inc. (T.E.A.M.), a Florida corporation engaged since 1986 in the business of selling and servicing telephone equipment, in exchange for 50,000 shares of the Company's Convertible Preferred B, Series 1 Stock. The transaction is scheduled to close on or before August 5, 1999 (See Note 4(A)).

         On July 9, 1999 the Company purchased all of the issued and outstanding stock of DSA Computers, Inc. (DSA.), a Florida based computer hardware/network integration company that has been in business since 1991. The purchase price for the acquisition was 40,000 shares of the Company's Convertible Preferred B, Series 2 Stock (See Note 4(A)).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the financial statements and related notes included elsewhere in this Form 10-SB. This discussion contains forward-looking statements based on current expectations, which involve risks and uncertainties. Actual results and the timing of certain events could differ materially from the forward-looking as a result of a number of factors.

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

STATEMENT OF OPERATIONS

         The Company did not generate any revenues for the three months ended June 30, 1999, as it was in the process of establishing the necessary infrastructure that will enable it to meet its acquisition goals over the next 24 months. During the above period the Company incurred $160,349 in expenses that were mainly associated with the development of the aforementioned infrastructure. The Company sustained a net loss of $0.06 per share for the period.

CASH FLOW ACTIVITY

         During the period ended June 30, 1999, the Company received proceeds of $72,000 from the sale of common stock pursuant to Regulation D, Rule 504 of the Securities Act of 1933, as amended. Additionally, $160,349 in expenses that were incurred as a result of various consulting fees were exchanged for common stock in the Company. The net result to the Company for the period was a decrease in its cash position of $61,327.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's strategy is to acquire established Internet service providers, computer/network integrators, telephone interconnect companies, and switchless resellers mostly in exchange for stock in USA Digital. As such, the Company does not anticipate requiring large sums of money to consummate its anticipated acquisitions. However, the Company does anticipate incurring expenses relating to the completion of future acquisitions, required deposits, and switching activities. To that end, the Company has currently initiated a Private Placement to raise an additional $1 million in capital. As of the date of this Registration Statement, $382,000 has been raised in the private placement.

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

                                     PART IV

ITEM 13.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Listed below are all financial statements and exhibits filed as part of this report:

      (1) The balance sheet of USA Digital, Inc. as of June 30, 199 and the related statement of operational changes in stockholders' equity and cash flow for the three months then ended, together with the related notes and review report of Weinberg & Company, P.A.
                 independent certified public accountants.

      (2)        Exhibits

      EXHIBIT NO.                                          DESCRIPTION
      -----------                                          -----------

         3.1            Certificate of Incorporation of USA Digital, Inc.*

         3.2            Bylaws of USA Digital, Inc.*

         4.3            Specimen of Stock Certificate of USA Digital, Inc.*

        10.1            Employment Agreement between USA Digital, Inc. and Mark
                        D. Cobb.*

        10.2 Consulting Agreement between USA Digital, Inc. and Dunn Capital Corporation*

        10.3 Consulting Agreement between USA Digital, Inc. and Bell Entertainment, Inc.*

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

        21.1            Subsidiaries of the Registrant*

        27.1 Financial Data Schedule (Submitted only with filing in electronic format)

(b) The Company filed no reports on Form 8-K during the three months ended June 30, 1999.

---------------

*To be filed by amendment.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tampa, State of Florida, on September 16, 1999.

                             USA Digital, Inc.

                             By: /s/ Mark D. Cobb
                             --------------------
                             Mark D. Cobb, President and Chief Executive Officer
                  (Principal Executive Officer and Principal Accounting Officer)