Form 10QSB
period 1999-09-30
USA DIGITAL INC
filed 1999-11-17
CIK 1094563

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

         (Mark One)

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1999

         [  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from                  to
                                       -----------------   ---------------------

                        Commission file number 000-27375

                                USA DIGITAL, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)

                  NEVADA                               59-3560920
        (State or Other Jurisdiction of             (I.R.S. Employer
        Incorporation or Organization)              Identification No.)

              100 WEST LUCERNE CIRCLE, SUITE 600, ORLANDO, FL 32801
                    (Address of Principal Executive Offices)

                                 (813) 230-9100
                (Issuer's Telephone Number, Including Area Code)

                                       N/A
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes       No  X
            -----    -----

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                            OUTSTANDING AT
                     CLASS                  OCTOBER 6, 1999
                     -----                  ---------------
         Common Stock, par value $.01           3,200,500


         Transitional Small Business Disclosure Format (check one):

         Yes      No   X
            ------  ------

                                USA DIGITAL, INC.

              FORM 10-QSB FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                                TABLE OF CONTENTS



                                                                            PAGE
                                                                            ----
Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                                  1

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            27

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                    31

Item 2.  Changes in Securities and Use of Proceeds                            31

Item 3.  Defaults Upon Senior Securities                                      31

Item 4.  Submission of Matters to a Vote of Security Holders                  31

Item 5.  Other Information                                                    32

Item 6.  Exhibits and Reports on Form 8-K                                     32

Signatures

- --------------------------------------------------------------------------------
Forward Looking Statements

         This Form 10-QSB contains forward-looking statements, which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, product demand and market acceptance risks, the impact of competitive products and pricing, product development, commercialization and technological difficulties, capacity and supply constraints or difficulties, general business and economic conditions, the effect of the Company's accounting policies and other risks detailed in the Company's Annual Report on Form 10-KSB and other filings with the Securities and Exchange Commission.

- --------------------------------------------------------------------------------

  Part I          Financial Information

  Item 1          Financial Statements

                                USA DIGITAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                    CONTENTS


  PAGE       1 -  ACCOUNTANTS' REVIEW REPORT

  PAGE   2 - 3 -  CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30,
                  1999 AND MARCH 31, 1999

  PAGE   4 - 5 -  CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS'
                  DEFICIENCY FOR THE PERIOD FROM JULY 9, 1998
                  (INCEPTION) TO SEPTEMBER 30, 1999

  PAGE       6 -  CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
                  SIX AND THREE MONTHS ENDED SEPTEMBER 30, 1999 AND
                  FOR THE PERIOD FROM JULY 9, 1998(INCEPTION) TO
                  SEPTEMBER 30, 1999

  PAGE   7 - 8 -  CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX
                  AND THREE MONTHS ENDED SEPTEMBER 30, 1999 AND
                  FOR THE PERIOD FROM JULY 9, 1998(INCEPTION) TO
                  SEPTEMBER 30, 1999

  PAGES 9 - 26 -  NOTES TO FINANCIAL STATEMENTS
                  AS OF SEPTEMBER 30, 1999

                           ACCOUNTANTS' REVIEW REPORT


To the Board of Directors of:
 USA Digital, Inc.

We have reviewed the accompanying consolidated balance sheet of USA Digital, Inc. and Subsidiaries (a Development Stage Company) as of September 30, 1999 and the related consolidated statements of operations, changes in stockholders' deficiency and cash flows for the six and three months then ended and for the period from July 9, 1998 (inception) to September 30, 1999, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these consolidated financial statements is the representation of the management of USA Digital, Inc.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements in order for them to be in conformity with generally accepted accounting principles.


                            WEINBERG & COMPANY, P.A.




Boca Raton, Florida
November 12, 1999

                                USA DIGITAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS


                                              SEPTEMBER 30,         MARCH 31,
                                            1999 (UNAUDITED)     1999 (AUDITED)
                                            ----------------     --------------

                                     ASSETS

CURRENT ASSETS
 Cash                                         $   136,356           $    65,003
 Accounts Receivable                               88,036                 -
 Inventory                                         44,600                 -
 Loans receivable - current                        23,863                 -
 Note receivable - current portion                 32,000                 -
 Due from employees                                12,673                 -
 Prepaid expenses                                    -                   57,065
                                              -----------           -----------
   Total Current Assets                           337,528               122,068
                                              -----------           -----------
PROPERTY AND EQUIPMENT - NET                    1,044,163               752,256
                                              -----------           -----------
OTHER ASSETS
 Note and loans receivable - noncurrent            71,600                 -
 Deposits                                          60,382                 -
                                              -----------           -----------
   Total Other Assets                             131,982                 -
                                              -----------           -----------
TOTAL ASSETS                                  $ 1,513,673           $   874,324
                                              ===========           ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
 Cash overdraft                               $     2,308           $     -
 Accounts payable and accrued expenses            303,635                96,718
 Capitalized lease obligation-current             156,012                28,191
 Customer advances                                 67,504                 -
 Notes payable - current                            5,318                 -
                                               ----------           -----------
   Total Current Liabilities                      534,777               124,909
                                               ----------           -----------

NONCURRENT LIABILITIES
 Capitalized lease obligation-non current         840,741               721,809
 Notes payable - noncurrent                        15,114                 -
                                              -----------           -----------
   Total Noncurrent Liabilities                   855,855               721,809
                                              -----------           -----------

TOTAL LIABILITIES                               1,390,632               846,718
                                              -----------           -----------

CONVERTIBLE REDEEMABLE PREFERRED STOCK
 Preferred stock-class B, series 1 and 2,
  redeemable at $4.00 per share, $0.001
  par value, 90,000 shares authorized,
  issued and outstanding                               90                -
 Additional paid in capital - convertible
  redeemable preferred stock                      138,208                -
                                              -----------           -----------
   Total Convertible Redeemable
    Preferred Stock                               138,298                -
                                              -----------           -----------




          See accompanying notes to consolidated financial statements.

                                USA DIGITAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS


                                              SEPTEMBER 30,         MARCH 31,
                                            1999 (UNAUDITED)     1999 (AUDITED)
                                            ----------------     --------------

STOCKHOLDERS' EQUITY (DEFICIENCY)
 Preferred stock-Class A, $.001 par value
  5,000,000 shares authorized, none
  issued and outstanding                            -
 Preferred stock-Class B, $.001 par value
  4,910,000 shares authorized, none issued
  and outstanding                                   -
 common stock, $0.001 par value, 50,000,000
  shares authorized, 2,863,000 shares issued
  and outstanding                                  2,863                 2,650
 Common stock to be issued, 44,500 shares             45                 -
 Additional paid-in capital                    1,488,745               877,614
 Accumulated deficit during development
  stage                                         (976,987)             (556,017)
                                             -----------           -----------
                                                 514,666               324,247
 Less deferred consulting expense               (199,923)             (296,641)
 Less common stock advanced                     (330,000)                -
                                             -----------           ------------
    Total Stockholders' Equity
     (Deficiency)                                (15,257)                27,606
                                             -----------           ------------

TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY (DEFICIENCY)                         $ 1,513,673           $   874,324
                                             ===========           ===========




          See accompanying notes to consolidated financial statements.

                                USA DIGITAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
       FOR THE PERIOD FROM JULY 9, 1998 (INCEPTION) TO SEPTEMBER 30, 1999

                                                                                   ACCUMULATED
                                                                                     DEFICIT
                                      COMMON STOCK      COMMON STOCK     ADDITIONAL   DURING      DEFERRED     COMMON
                                          ISSUED         TO BE ISSUED     PAID-IN   DEVELOPMENT  CONSULTING    STOCK
                                     SHARES    AMOUNT  SHARES    AMOUNT   CAPITAL     STAGE       EXPENSE     ADVANCED    TOTAL
                                     ------    ------  ------    ------   -------     -----       -------     --------    -----
Common Stock Issuance               885,000   $   885     -      $  -    $   -       $   -        $   -      $   -      $     885

Stock issued for consulting
 services                            25,000        25     -         -        24,975      -            -          -         25,000

Common stock options issued
 to consultants                        -         -        -         -       614,378      -         (296,641)     -        317,737

Acquisition of Orlando
 Digital Telephone                  325,000       325     -         -        -           -            -          -            325

Issuance of Common Stock to
 stockholders of Blazoon          1,000,000     1,000     -         -        (1,000)     -            -          -            -

Stock issued for cash               144,500       145     -         -       144,355      -            -          -        144,500

Stock issued for consulting
 services                           270,000       270     -         -        94,906      -            -          -         95,176

Net loss for the period
 ended March 31, 1999                 -          -        -         -          -       (556,017)       -         -       (556,017)
                                   ---------  -------  ------    ------  ----------  -----------   ---------  --------   ---------

Balance, March 31, 1999           2,649,500   $ 2,650     -         -    $  877,614  $ (556,017)  $(296,641)     -     $  27,606

Stock refunded for cash              (2,500)       (3)    -         -        (2,497)     -            -          -        (2,500)

Stock issued as loan                 55,000        55     -         -       329,945      -            -        (330,000)     -

Consulting expense recognition
 for common stock options             -         -         -         -         -          -           48,359      -       48,359

Stock issued in exchange for
 a loan                              75,000        75     -         -        74,925      -            -          -       75,000

Stock issued for cash                25,000        25     -         -        24,975      -            -          -       25,000

Stock to be issued for cash           -          -     19,500        20      19,480      -            -          -       19,500


          See accompanying notes to consolidated financial statements.

                                USA DIGITAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
       FOR THE PERIOD FROM JULY 9, 1998 (INCEPTION) TO SEPTEMBER 30, 1999

                                                                                   ACCUMULATED
                                                                                     DEFICIT
                                      COMMON STOCK      COMMON STOCK     ADDITIONAL   DURING      DEFERRED     COMMON
                                          ISSUED         TO BE ISSUED     PAID-IN   DEVELOPMENT  CONSULTING    STOCK
                                     SHARES    AMOUNT  SHARES    AMOUNT   CAPITAL     STAGE       EXPENSE     ADVANCED    TOTAL
                                     ------    ------  ------    ------   -------     -----       -------     --------    -----
Stock issued for consulting
 services                            61,000       61     -         -       124,189       -            -          -       124,250

Stock to be issued for consulting
 services                             -         -        25,000      25     51,536       -            -          -        51,561

Consulting expense recognition
 for common stock options             -         -          -       -         -           -           48,359      -        48,359

Divided payments                      -         -          -       -         -            (5)         -          -            (5)

Accretion to convertible redeemable
 preferred stock                      -         -          -       -       (11,422)      -            -          -       (11,422)

Net loss for the period
 ended September 30, 1999             -         -          -       -         -      (420,965)         -          -      (420,965)
                                   ---------  -------  -------   ------ ----------  --------      --------   ---------   -------
BALANCE, September 30, 1999        2,863,000   2,863   44,500       45   1,488,745  (976,987)     (199,923)   (330,000)  (15,257)
                                   ========= ========  =======   ====== ==========  ========      ========   =========   =======






          See accompanying notes to consolidated financial statements.

                                USA DIGITAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE SIX AND THREE MONTHS ENDED SEPTEMBER 30, 1999 AND FOR THE
           PERIOD FROM JULY 9, 1998 (INCEPTION) TO SEPTEMBER 30, 1999


                                              Six months       Three months       July 9, 1998
                                                ended             ended         (Inception) to
                                         September 30, 1999  September 30, 1999  September 30, 1999
                                         ------------------  ------------------  ------------------
REVENUES                                    $   496,134        $   496,134       $   496,134

COST OF SALES                                   283,993            283,993           283,993
                                            -----------        -----------       -----------

GROSS PROFIT                                    212,141            212,141           212,141
                                            -----------        -----------       -----------

EXPENSES

  Executive Compensation                         64,441             39,597           101,774
  Salaries and Wages                             84,506             84,506            84,506
  Consulting fees                               398,395            261,236           832,018
  Professional fees                              50,722             18,559            78,312
  Provision for doubtful loans                      -                  -              24,311
  Office and other operational expenses          40,225             31,063            58,648
  Auto expenses                                  12,732              9,732            17,732
  Telephone                                      10,124              9,010            14,699
  Insurance                                       4,442              3,558             6,096
  Travel and entertainment                        1,350              1,065             4,262
  Depreciation                                    5,102              5,166             5,352
  Bank charges                                      480                319               603
  Repairs and maintenance                           813                813             1,036

                                             ----------        -----------       -----------
      Total Expenses                            673,332            464,624         1,229,349
                                             ----------        -----------       -----------

LOSS FROM OPERATIONS                           (461,191)          (252,483)       (1,017,208)
                                             ----------        -----------       -----------
OTHER INCOME (EXPENSE)

  Gain on cancelled lease                        40,700             40,700            40,700
  Interest Expense                                 (474)              (453)             (474)
                                             ----------        -----------       -----------

      Total Other Income                     $   40,226         $   40,247       $    40,226
                                             ----------         ----------       -----------


NET LOSS DURING DEVELOPMENT STAGE            $ (420,965)        $ (212,236)      $  (976,982)
                                             ==========         ==========       ===========

NET LOSS PER COMMON SHARE
 - BASIC AND DILUTED                         $    (0.16)        $    (0.08)      $     (0.49)
                                             ==========         ==========       ===========

WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING - BASIC AND DILUTED       2,695,770          2,725,859         2,011,537
                                             ==========        ===========       ===========



          See accompanying notes to consolidated financial statements.

                                USA DIGITAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE SIX AND THREE MONTHS ENDED SEPTEMBER 30, 1999 AND FOR
         THE PERIOD FROM JULY 9, 1998 (INCEPTION) to SEPTEMBER 30, 1999

                                              Six months       Three months       July 9, 1998
                                                ended             ended         (Inception) to
                                         September 30, 1999  September 30, 1999  September 30, 1999
                                         ------------------  ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                    $ (420,965)       $  (212,236)        $  (976,982)
 Adjustments to reconcile net loss to
  Net cash provided by (used in)
   operating activities:
  Depreciation and amortization                   5,102              5,166               5,352
  Provision for doubtful loans                     -                  -                 24,311
  Consulting fees and expenses incurred
   In exchange for common stock                 175,811            175,811             295,987
  Consulting expense recognized
   for common stock options                      96,718             48,359             414,455
 Changes in assets and liabilities
   (Increase) decrease in:
    Accounts Receivable                             452                452                 452
    Inventory                                    15,000             15,000              15,000
    Prepaid expenses                             57,065             27,065                -
    Due from employees                           (3,100)            (3,100)             (3,100)
   Increase (decrease) in:
    Accounts payable and accrued expenses        29,280              1,388             125,998
    Customer advances                           (22,080)           (22,080)            (22,080)
                                             ----------           --------         -----------
   Net cash provided by (used in)
    operating activities                        (66,717)            35,825            (120,607)
                                             ----------           --------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Cash acquired in acquisition of
  T.E.A.M. and DSA                              116,276            116,276             116,276
 Purchase of equipment                             (553)              -                 (3,059)
 Acquisition of note receivable                 (20,000)              -                (20,000)
 Increase (Decrease) in deposits                (56,320)           (56,320)            (56,320)
 Increase (Decrease) in loans receivable        (19,964)            (9,232)            (44,275)
                                             ----------          ---------          ----------
   Net cash provided by (used in)
    investing activities                         19,439             50,724              (7,378)
                                             ----------          ---------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock          44,500             44,500             190,210
 Increase in cash overdraft                       2,308              2,308               2,308
 Proceeds from loan                              75,000               -                 75,000
 Payment of dividends                                (5)                (5)                 (5)
 Refund of common stock                          (2,500)              -                 (2,500)
 Decrease in Notes payable                         (672)              (672)               (672)
                                             ----------          ---------          ----------

   Net cash provided by financing
    activities                                  118,631             46,131             264,341
                                             ----------          ---------         -----------

INCREASE IN CASH AND CASH
 EQUIVALENTS                                     71,353            132,680             136,356


          See accompanying notes to consolidated financial statements.

                                USA DIGITAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE SIX AND THREE MONTHS ENDED SEPTEMBER 30, 1999 AND FOR
         THE PERIOD FROM JULT 9, 1998 (INCEPTION) to SEPTEMBER 30, 1999

                                              Six months       Three months       July 9, 1998
                                                ended             ended         (Inception) to
                                         September 30, 1999  September 30, 1999  September 30, 1999
                                         ------------------  ------------------  ------------------
CASH AND CASH EQUIVALENTS - BEGINNING
 OF PERIOD                                        65,003            3,676              -
                                             -----------        ---------        ----------

CASH AND CASH EQUIVALENTS - END OF
 PERIOD                                      $   136,356        $ 136,356        $  136,356
                                             ===========        =========        ==========

Cash paid during the year for:
 Interest                                    $       474        $     453        $      474
                                             ===========        =========        ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

The Company acquired notes and loans receivable for short-term debt of $87,500.

The Company issued 55,000 shares of common stock as a loan (see Note 7).

The Company issued 75,000 shares of common stock in exchange for a loan payable.







          See accompanying notes to consolidated financial statements.

                                USA DIGITAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (A) Business Organization And Activity

         USA Digital, Inc. ("the Company"), incorporated under the laws of Nevada on March 5, 1999, is a Development Stage Holding Company whose mission is to build a highly integrated convergent communications company. The Company seeks to acquire Internet service providers, telephone interconnect companies, computer/network integrators, and switchless resellers.

         USA Digital, Inc. and its wholly owned subsidiaries are hereinafter referred to as the "Company".

         (B) Business Combinations

         On March 4, 1999, Blazoon Systems Incorporated (Blazoon), an inactive publicly held company with no recent operating history, consummated an Agreement and Plan of Reorganization (the Acquisition) with Diverse Capital Corp. (Diverse), a private corporation incorporated on July 9, 1998, whereby Blazoon issued 1,235,000 shares of its common stock to the stockholders of Diverse in exchange for 100% of the issued and outstanding common stock of Diverse, and 625,000 shares of its Class A Preferred Stock to be issued to the stockholders of Orlando Digital Telephone Corporation, a pending acquiree of Diverse (See Note 10(D)), in exchange for 100% of the issued and outstanding preferred stock of Diverse. The Class A Convertible Preferred Stock was never issued (See
         Note 10(D)). The preferred stock is convertible to common stock at a one-for-one ratio for a one year period beginning February 2, 2000, has dividend preference, is non-voting, and is subject to redemption at a $4.00 liquidation value at the Company's option beginning February 2, 2004. Subsequent to the Acquisition, the prior shareholders of Diverse owned approximately 55% of the voting common stock of Blazoon. Under Generally Accepted Accounting Principles, a Company whose stockholders receive over 50% of the stock of the legal acquirer in a business combination is considered the acquirer for accounting purposes. Accordingly, the transaction is accounted for as an acquisition of Blazoon by Diverse, and a recapitalization of Diverse. The balance sheet subsequent to the acquisition includes the net assets of Blazoon and Diverse at historical costs and the operations of diverse since its inception and the operations of Blazoon since the date of acquisition.

         On March 9, 1999 the Company consummated a merger agreement with Blazoon, a State of Colorado corporation, to effect a redomicile and name change of Blazoon, with the Company as the surviving entity.

         On July 9, 1999 the Company acquired 100% of the issued and outstanding stock of DSA Computers, Inc. ("DSA") in exchange for 40,000 shares of the Company's Convertible Redeemable Preferred B, Series 2 Stock, making it a 100% subsidiary of USA Digital, Inc. (See Note 11).

                                USA DIGITAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONT'D)

         (B) Business Combinations - (Cont'd)

         On August 5, 1999 the Company acquired 100% of the issued and outstanding stock of Telephone Engineering and Maintenance, Inc. ("T.E.A.M.") in exchange for 50,000 shares of the Company's Convertible Redeemable Preferred B, Series 1 Stock, making it a 100% subsidiary of USA Digital, Inc. (See Note 11).

         (C)  Principles of Consolidation

         The consolidated financial statements include the accounts of USA Digital, Inc. and its two wholly-owned subsidiaries (See Note 11). All significant intercompany balances and transactions have been eliminated in consolidation.

         (D)  Use of Estimates

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

         (E)  Cash and Cash Equivalents

         For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchases with an original maturity of three months or less to be cash equivalents.

         (F)  Property and Equipment

         Property and equipment are stated at cost and depreciated using the declining balance method over the estimated economic useful life of 5 to 7 years when placed in service. Maintenance and repairs are charged to expense as incurred. Major improvements are capitalized.

         (G)  Earnings Per Share

         Earnings per share are computed using the weighted average of common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings per Shares". At September 30, 1999 there were 2,137,500 stock options that could potentially dilute basic EPS in the future which were not included in the computation of diluted earnings per share due to their antidilutive effect.

                                USA DIGITAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONT'D)

         (H)  Income Taxes

         The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, SFAS 109 generally considers all expected future events other than enactment of changes in the tax law or rates. Any available deferred tax assets arising from net operating loss carryforwards and consulting expense relating to common stock options issued to consultants has been offset by a deferred tax valuation allowance on the entire amount.

         (I)  Concentration of Credit Risk

         The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk or cash and cash equivalents.

         (J)  Stock Options

         In accordance with Statement of Financial Accounting Standards No. 123, "Accounting For Stock Based Compensation" ("SFAS 123"), the Company has elected to account for Stock Options issued to employees under Accounting Principles Board Opinion No. 25 "(APB Opinion No. 25)" and related interpretations, and for stock options issued to consultants in accordance with SFAS 123.

         (K)  New Accounting Pronouncements

         The Financial Accounting Standards Board has recently issued several new accounting pronouncements. Statement No. 130, "Reporting Comprehensive Income" establishes standards for reporting and display of comprehensive income and its components, and is effective for fiscal years beginning after December 15, 1997. Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers, and is effective for financial statements for periods beginning after December 15, 1997. Statement No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits" revises employers' disclosure requirements about

                                USA DIGITAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONT'D)

         (L)  New Accounting Pronouncements - (Cont'd)

         pension and other postretirement benefit plans and is effective for fiscal years beginning after December 15, 1997. Statement No 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by Statement No. 137, establishes accounting and reporting standards for derivative instruments and related contracts and hedging activities. This statement is effective for all fiscal quarters and fiscal years beginning after June 15, 2000. The Company believes that its adoption of these pronouncements will not have a material effect on the Company's financial position or results of operations.

         (M)  Financial Instruments

         The Company follows Statement of Financial Accounting Standard No. 107 "Disclosures About Fair Value of Financial Instruments" Financial instruments which potentially expose the Company to concentrations of credit risk consist principally of cash, loans and note receivable and a capital lease obligation. At September 30, 1999, the cash, loans and note receivable and capital lease obligation approximated fair market value.

NOTE 2 - ACCOUNTS RECEIVABLE

         Accounts receivable were as follows at September 30, 1999:

         Accounts receivable                         $  88,036
                                                     =========

         At September 30, 1999 approximately 29%, 16% and 12% of accounts receivable were due from three customers, respectively.

NOTE 3 - INVENTORY

         Inventory is stated at the lower of cost or market. Cost is determined by the first-in, first-out ("FIFO") method.

         Inventory consists of the following at September 30, 1999:

         Computer and computer parts                 $  44,600
                                                     =========

NOTE 4 - LOANS RECEIVABLE

         (A)  Loans Receivable - Current

         The following schedule reflects loans receivable from non-related parties as of September 30, 1999:

                                USA DIGITAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 1999

NOTE 4 - LOANS RECEIVABLE - (CONT'D)

         (A)  Loans Receivable - Current - (Cont'd)

         Loan receivable from
         non-related party, secured                     $  13,363

         Loan receivable from
         non-related party                                  4,000

         Loan receivable from
         non-related party, current portion                 6,500

         TOTAL LOANS RECEIVABLE - CURRENT               $  23,863
                                                        =========

         A loan receivable of $24,311 representing an advance to Orlando Digital Telephone Corporation (ODT) was given in the course of the planned acquisition of ODT. The Company filed a complaint against ODT seeking rescission of the ODT acquisition. An allowance for doubtful loans was established for the total amount during the period ended March 31, 1999 (See Note 10(D)).

         The loan receivable of $13,363 represents a cash loan given to the purchaser of all of the outstanding common stock of Syncom, Inc. This loan is secured by the common stock acquired (See Note 12).

         The loan receivable of $4,000 represents a cash loan given to Syncom, Inc.

         The loan receivable of $6,500 represents the current portion of the proposed unsecured claims settlement against Syncom, Inc. acquired from Premium Internet, Corp. (Premium) as of June 2, 1999 (See Note 12).

         (B)  Loans Receivable - Non-current

         The notes and loans receivable - non-current totaling $71,600 represent the non-current portion of the proposed secured claims settlement of $48,000 and the proposed unsecured claims settlement of $23,600 against Syncom, Inc., acquired from Premium as of June 2, 1999 (See Note 12).

NOTE 5 - PROPERTY AND EQUIPMENT

         Property  and  equipment  at  September  30,  1999   consisted  of  the
         following:

                                USA DIGITAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 1999

NOTE 5 - PROPERTY AND EQUIPMENT (CONT'D)

                           Furniture and Fixtures             $     7,985
                           Computer equipment                      11,155
                           Automobiles                             77,001
                           Equipment held under
                            capital lease                         996,753
                                                              -----------
                                                                1,092,894

                  Less: Accumulated depreciation                  (48,731)
                                                              -----------
                  Total property and equipment                $ 1,044,163
                                                              ===========

         Depreciation expense for the six months ended September 30, 1999 was $5,102 (See Note 7).

NOTE 6 - DEPOSITS

         The following schedule reflects deposits as of September 30, 1999:

                           Deposit under capital
                            lease (See Note (7(A))            $    49,838

                           Deposits under office
                            leases                                 10,544
                                                              -----------

                  TOTAL DEPOSITS                              $    60,382
                                                              ===========

NOTE 7 - LOANS AND NOTES PAYABLE AND CAPITAL LEASE OBLIGATION

         (A)  Capital Lease Obligation

         The Company was the lessee of telephone switching equipment under a capital lease expiring during 2004. The assets and liabilities under the capital lease were recorded during the period ended March 31, 1999 at the lower of the present value of the minimum lease payments or the fair value of the asset. The lease was assumed on March 1, 1999 through an assignment agreement entered into between the Company, a related party (" Original Lessee")and the lessor. There was no change in the terms of the lease and the original commencement date as defined under the lease and Generally Accepted Accounting Principles was October 2, 1998. The Original Lessee was in default on lease payments at the date of assignment. On March 1, 1999 the Company received from the lessor a waiver of default and an extension of 150 days. In August 1999 this lease was cancelled by the Company. As a result of the cancellation, the deposit, originally paid by the original lessee, was refunded to the Company and recorded as "gain on cancelled lease" during the period ended September 30, 1999.

         In August 1999 the Company entered into a new lease ("New Lease") of

                                USA DIGITAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 1999

NOTE 7 - LOANS AND NOTES PAYABLE AND CAPITAL LEASE OBLIGATION - (CONT'D)

         (A)  Capital Lease Obligation - (CONT'D)

         telephone switching equipment under a capital lease expiring during 2004. The assets and liabilities under the capital lease are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The asset will be depreciated using the declining balance method over the estimated economic useful life. Although the equipment has been delivered and accepted by the Company, it has not been placed in service at the review date. Hence no depreciation has been provided for as of September 30, 1999. The value of the property that was held under capital lease as of September 30, 1999 was $996,753. The deposit of $49,838, paid by the Company for the New Lease during the period ended September 30, 1999 is included in "deposits" on the Balance Sheet.

         Minimum future lease payments under the capital lease as of September 30, 1999 are as follows:

         For the year ended September 30,   2000              $  263,916
                                            2001                 263,916
                                            2002                 263,916
                                            2003                 263,916
                                            2004                 263,916
                                                             -----------

         Total minimum lease payments                          1,319,580

         Less: Amount representing interest                     (322,827)
                                                             -----------
         Present value of net minimum
           lease payment                                     $   996,753
                                                             ===========

         The interest rate on the capital lease is approximately 11.5% and is imputed at the inception of the lease. At lease inception, the present value of the net minimum lease payments did not exceed the fair market value of the leased asset.

         (B)  Loans and Notes Payable

         On May 28, 1999, the Company received a loan of $75,000 from an investor. The loan was converted to 75,000 shares of the Company's common stock in August 1999.

         The following schedule reflects notes payable to non-related parties at September 30, 1999:

         Note payable, interest at 9.35% per
          annum, secured                                    $    12,856

                                USA DIGITAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 1999

NOTE 7 - LOANS AND NOTES PAYABLE AND CAPITAL LEASE OBLIGATION - (CONT'D)

         (B)  Loans and Notes Payable - Cont'd)

         Note payable, interest at 8.25% per
          annum, secured                                             7,576
                                                               -----------

                                                                    20,432

         Less current portion                                        5,318
                                                               -----------

                                                               $    15,114
                                                               ===========


         Required payments of principal on notes payable at September 30, 1999, including maturities, are summarized as follow:

                             2000               5,318
                             2001               5,809
                             2002               4,732
                             2003               3,516
                             2004               1,057
                                               ------
                                               20,432
                                               ======


         Interest expense for the six months ended September 30, 1999 was $453.

NOTE 8 - CONVERTIBLE REDEEMABLE PREFERRED STOCK

         A series of Class B Preferred Stock was designated as "Class B Convertible Redeemable Preferred Stock, Series 1" and consists of 50,000 shares, $.001 par value per share. These shares have been issued in exchange for the acquisition of T.E.A.M. and recorded at the carrying value of T.E.A.M.'s net assets, aggregating $52,444 at August 5, 1999 (the "Acquisition Date"), which the Company determined approximated the fair market value of those assets at the acquisition date. Management believes that the fair market value of the net assets acquired was more readily determinable than the fair market value of the Preferred Stock issued. Accordingly, the Convertible Preferred B, Series 1 Stock was assigned a value of $52,444 with no resulting goodwill. The shares are redeemable any time after June 7, 2002 upon 30 days written notice to the Company at a redemption price of $4.00 per share. The Company also has the right of redemption under rights similar to the preferred shareholders. The shares have the right, at the option of the holder at any time after July 9, 2000, to convert each outstanding share of Class B Preferred Stock, Series 1 into five fully paid and nonassessable shares of the Company's common stock. Additionally, each holder of these shares shall be entitled to vote at all meetings of the shareholders and shall have one vote for each share held. In accordance with the Securities and Exchange Commission Staff Accounting Bulletin 55, the carrying value of the Convertible Preferred B, Series 1 Stock will be accreted, using the interest method, over the period from the Acquisition Date to the redemption date of June 7, 2002 to increase the carrying value to its fixed redemption

                                USA DIGITAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 1999

NOTE 8 - CONVERTIBLE REDEEMABLE PREFERRED STOCK - (CONT'D)

         price of $4.00 per share. (See Note 11).

         A series of Class B Preferred Stock was designated as "Class B Convertible Redeemable Preferred Stock, Series 2" and consists of 40,000 shares, $.001 par value per share. These shares have been issued in exchange for the acquisition of DSA and recorded at the carrying value of DSA's net assets, aggregating $74,432 at the Acquisition Date, which the Company determined approximated the fair market value of those assets at the acquisition date. Management believes that the fair market value of the net assets acquired was more readily determinable than the fair market value of the Preferred Stock issued. Accordingly, the Convertible Preferred B, Series 2 Stock was assigned a value of
         $74,432 with no resulting goodwill. At any time after July 2, 2002, upon 30 days written notice to the Company, holders of shares of Class B Preferred Stock, Series 2 may, at the option of the holder thereof, require that the Company redeem in whole or in part, such shares at a redemption price of $4.00 per share. The Company also has the right of redemption under rights similar to the preferred shareholders. The holders of these shares have the right, at their option at any time after July 9, 2000, to convert each outstanding share of Class B Preferred Stock, Series 2 into five fully paid and nonassessable shares of the Company's common stock. Additionally, each holder of these shares shall be entitled to vote at all meetings of the shareholders and shall have one vote for each share held. In accordance with the Securities and Exchange Commission Staff Accounting Bulletin 55, the carrying value of the Convertible Preferred B, Series 2 Stock will be accreted, using the interest method, over the period from the Acquisition Date to the redemption date of July 2, 2002 to increase the carrying value to its fixed redemption price of $4.00 per share (See
         Note 11).

         As of September 30, 1999, $6,376 and $5,046 has been accreted to the Convertible Preferred B, Series 1 and 2 Stock, respectively. In absence of Retained Earnings, the total accretion of $11,422 for the period ended September 30, 1999, is presented as a deduction from Additional Paid in Capital in the Statement of Stockholders' Deficiency as of September 30, 1999.

NOTE 9 - STOCKHOLDERS' DEFICIENCY

         (A)  Common and Preferred Stock

         The Company has authorized 50,000,000 shares of common stock, $.001 par value; 5,000,000 of Class A Preferred Stock, $.001 par value; and 5,000,000 shares of Class B Preferred Stock, $.001 par value. The preferred stock will have such rights and preferences as determined by the Board of Directors. As a result of the designation of 90,000 of "Class B Preferred stock as Class B Convertible Redeemable Preferred Stock Series 1 and 2" the authorized

                                USA DIGITAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 1999

NOTE 9 - STOCKHOLDERS' DEFICIENCY - (CONT'D)

         (A)  Common and Preferred Stock - (Cont'd)

         number of Class B Preferred Stock aggregates 4,910,000 shares as of September 30, 1999.

         During the three months ended September 30, 1999, the Company issued 25,000 shares of Common Stock for cash and 75,000 shares of Common Stock in exchange for debt. Such stock was issued at a discount due to certain factors, such as the restricted nature of the shares issued and the limited trading volume of the Company's shares.

         Common  Stock  issued  for  consulting   services  during  the  periods
         presented was recorded at the Fair Market Value of the stock based upon the trading price of the stock at the issuance dates.

         In connection with an acquisition transaction (See Note 10(D)), the Company may be required to issue 625,000 shares of Class A Preferred Stock.

         (B)  Stock Compensation

         (i)  Stock Option Plan

         The 1998 Compensatory Stock Option Plan (the "Plan") has been adopted by the Board of Directors of the Company and approved by the Company's stockholders. The plan was developed to provide a means whereby directors, officers, consultants, advisors or agents, employees or professional service providers of the Company may be granted non-qualified stock options to purchase common stock of the Company. The Plan does not provide for the issuance of "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code. As of September 30, 1999, the Company has reserved 1,500,000 shares of common stock for issuance upon the exercise of options granted under the Plan.

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

         As of September 30, 1999, no options have been granted under the Plan.

                                USA DIGITAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 1999

NOTE 9 - STOCKHOLDERS' DEFICIENCY - (CONT'D)

         (B)  Stock Compensation

          (ii) Stock Options Granted Under Employment and Consulting
         Agreements

         During the year ended March 31, 1999 the Company issued 750,000 incentive stock options to an officer and 1,187,500 incentive stock options to consultants pursuant to certain employment and consulting agreements. During the six months ended September 30, 1999, the Company issued an additional 200,000 stock options to directors of the Company, resulting in a total of 2,137,500 stock options granted as of September 30, 1999.

         In accordance with SFAS 123, for options issued to employees, the Company applies APB Option No. 25 and related interpretations in accounting for the options issued. Accordingly, no compensation cost has been recognized for options issued under the employment agreement as of March 31, 1999 and September 30, 1999 since the exercise price of the options as stipulated in the option agreement exceeded the fair market value of the stock on the grant date. Had compensation cost for the Company's Plan been determined based on the fair market value at the grant date for awards under that plan, consistent with SFAS 123, the Company's net loss for the year ended March 31, 1999 and the six months ended September 30, 1999 would have been increased to the pro-forma amounts indicated below.

                                                               03/31/99         09/30/99
                                                               --------         --------

         Net loss                           As reported       $(556,017)        $(420,965)
                                            Pro forma         $(740,757)        $(630,288)

         Net loss per share                 As reported       $   (0.51)        $   (0.16)
                                            Pro forma         $   (0.68)        $   (0.23)

         The effect of applying Statement No. 123 is not likely to be representative of the effects on reported net income for future years due to, among other things, the effects of vesting.

         For options issued to consultants, the Company applies SFAS 123. Accordingly, consulting expense of $317,737 was charged to operations during the period ended March 31, 1999 with deferred consulting expense of $296,641 presented as a deduction from stockholders' equity at March 31, 1999. The deferred consulting expense is recognized ratably over the vesting period of the stock options through 2002. For the six months ended September 30, 1999 consulting expense of $96,718 has been recognized, resulting in deferred consulting expense of $199,923 at September 30, 1999. The deferred tax asset of $32,884 resulting from the consulting expense of $96,718 was fully offset by a valuation allowance at September 30, 1999 (See Note 1(H)).

                                USA DIGITAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 1999

NOTE 9 - STOCKHOLDERS' DEFICIENCY (CONT'D)

         (B)  Stock Compensation - (CONT'D)

         (ii) Stock Options Granted Under Employment and Consulting Agreements - (CONT'D)

         For financial statement disclosure purposes and for purposes of valuing stock options issued to consultants, the fair market value of each stock option granted estimated on the date of grant using the Black-Scholes Option-Pricing Model in accordance with SFAS 123 using the following weighted-average assumptions: expected dividend yield 0%, risk-free of 5.59%, volatility 101% and expected term of three years.

         A summary of the options issued under the employment and consulting agreements as of September 30, 1999 and changes during the six month period ended September 30, 1999 is presented below:

                                                  Number of  Weighted Average
                                                   Options    Exercise Price
                                                   -------    --------------

         Stock Options
          Balance at beginning of period        1,937,500      $  2.13
          Granted                                 200,000      $  5.13
          Exercised                                  -             -
          Forfeited                                  -         $   -
                                                ---------      --------
          Balance at end of period              2,137,500      $  2.41
                                                =========      =======

         Options exercisable at end of period     762,500      $  1.40

         Weighted average fair value of options
          granted during the period               200,000      $  2.55

         The  following  table  summarizes   information   about  stock  options
          outstanding at September 30, 1999:

           Options Outstanding                 Options Exercisable
           -------------------                 -------------------
                         Weighted
              Number      Average   Weighted    Number    Weighted
  Range of  Outstanding  Remaining  Average  Exercisable  Average
  Exercise  at Sept 30, Contractual Exercise  At Sept 30  Exercise
   Price       1999        Life      Price      1999      Price
 ---------   --------    --------   -------   --------   --------
$1.00-$3.00 1,937,500   5.75 Years  $  2.13    687,500   $  1.23
$3.00-$7.00   150,000   7.08 Years  $  5.83     25,000   $  3.00
$3.00          50,000   3.00 Years  $  3.00     50,000   $  3.00
            ---------   ----------  -------    -------   -------
            2,137,500   5.78 Years  $  2.41    762,500   $  1.40
            =========                          =======

                                USA DIGITAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO CONSOLIDATED FINANICAL STEMENTS
                            AS OF SEPTEMBER 30, 1999

NOTE 9 - STOCKHOLDERS' DEFICIENCY (CONT'D)

         (B)   Stock Compensation - (CONT'D)

         (iii) Employee Stock Compensation Plan

         The 1998 Employee Stock Compensation Plan (Employee Compensation Plan) has been adopted by the Board of Directors of the Company and approved by the Company's stockholders. The plan was developed to provide a means whereby directors, officers, consultants, advisors or agents, employees or professional service providers of the Company may be granted common stock of the Company. Grants under the Employee Compensation Plan shall be determined by the Compensation Committee of the Board of Directors. As of September 30, 1999, the Company has reserved 1,000,000 shares of common stock for issuance under the Employee Compensation Plan and no shares may be issued under the Employee Compensation Plan after April 30, 2003. No shares have been issued under the Employee Compensation Plan as of September 30, 1999.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

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

                                USA DIGITAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 1999

NOTE 10 - COMMITMENTS AND CONTINGENCIES - (CONT'D)

         (B)  Employment Agreement

         On January 5, 1999 the Company entered into an employment agreement with its President. The effective date of this agreement is November 10, 1998, and is for a period of five years at which time it can be renewed by mutual agreement of both parties. The agreement may be terminated at any time by mutual written agreement by the parties. The consideration is $96,000 annually to be paid at regular payroll periods. As additional compensation, the Company has issued a total of 750,000 options excisable at annual intervals ranging from Jan. 5, 1999 to January 15, 2002 at varying exercise prices between $1.00 to $3.00. (See Note 9(B))

         (C) Consulting Agreements

         On January 5, 1999 the Company entered into a six month consulting agreement with an individual whereby the Company will be provided with identification, and introduction to a public shell for the purposes of effecting a reverse merger. As consideration for the services provided the Company issued 10,000 shares of the Company's common stock in March 1999.

         On January 5, 1999, effective November 10, 1998, the Company entered into a five year consulting agreement with a consulting organization whereby the Company will be provided with advice with regard to corporate finance, evaluations of business partners, mergers and acquisitions and such other matters as requested. This agreement may be extended by mutual written agreement of the parties. As consideration for the services provided, the Company issued 150,000 shares of the Company's common stock as a signing bonus. The Company pays a monthly fee of $8,000 in semi-monthly installments. As additional compensation, the Company issued a total of 750,000 options, exercisable at annual intervals ranging from January 5, 1999 to February 15, 2002 at varying exercise prices from $1.00 to $3.00. (See Note 9(B)). The Company also agreed to pay the organization a 2% finders fee, payable in cash or stock at the Company's election, on the total value of any acquisition, merger, reverse-merger and/or equity or debt financing introduced to the Company, excluding Orlando Digital Telephone (See Note 10(D)) and Blazoon Systems, Incorporated (See Note 1(B)). In addition, the Company shall provide the organization with a monthly unaccounted for expense allowance of $2,500.

         On January 5, 1999, effective November 10, 1998, the Company entered into a two year consulting agreement with another consulting organization whereby the Company will be provided with advice with regard to corporate finance, evaluations of business partners, mergers and acquisitions and such other matters as requested. This agreement may be extended by mutual written agreement of the parties. As consideration for the services provided the Company shall pay a monthly fee of $5,000, plus $200/hr for any time in

                                USA DIGITAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 1999

NOTE 10 - COMMITMENTS AND CONTINGENCIES - (CONT'D)

         (C) Consulting Agreements

         excess of 50 hours in any calendar month. As additional compensation, the Company issued a total of 437,500 options, exercisable at annual intervals ranging from January 5, 1999 to February 15, 2002 at varying exercise prices between $1.00 to $3.00. (See Note 9(B)).

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

         (D)  Litigation

         On February 2, 1999 Diverse Capital Corporation (Diverse) acquired Orlando Digital Telephone Corporation (ODT) in exchange for 325,000 shares of Diverse common stock and 625,000 shares of Diverse Convertible Preferred A stock. The 325,000 shares of common stock were issued to ODT shareholders, however, the 625,000 shares of Class A Convertible Preferred Stock was never issued (See Note 1(B)). Diverse reserved the right at the time of the closing to obtain an appraisal substantiating that the approximate value of ODT was $2.8 million. Subsequently, USA Digital, Inc., the successor to Diverse (See Note 1(B)), obtained an appraisal which did not substantiate such value, and, on May 14, 1999, in the Circuit Court in and for Hillsborough County, Florida, filed a complaint against ODT and its former shareholders seeking rescission of the ODT acquisition. The Defendants filed a Motion to Dismiss, which was served on the Company on June 19, 1999. Defendants have not yet filed an Answer or asserted any counterclaims or defenses. In addition to such other relief that the Court may grant in the event that the Company does not prevail, including enforcement of the acquisition agreement, the Company may be required to issue 625,000 shares of Class A Convertible Preferred Stock to the ODT shareholders. (See Notes 1(B) and 2)

         On September 23, 1999 ODT through its attorney has submitted a proposal to settle the matter. The terms of the settlement offer are confidential. USA Digital, Inc. has not decided whether it will accept this offer. A hearing regarding the Defendant's Motion to Dismiss has been postponed pending the outcome of the settlement discussions.

NOTE 11 - ACQUISITION OF SUBSIDIARIES

         On April 20, 1999 the Company entered into an agreement to acquire 100% of the issued and outstanding stock of Telephone Engineering and Maintenance,

                                USA DIGITAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 1999

NOTE 11 - ACQUISITION of SUBSIDIARIES - (CONT'D)

         Inc. (T.E.A.M.), a Florida corporation engaged since 1986 in the business of selling and servicing telephone equipment, in exchange for 50,000 shares of the Company's Convertible Preferred B, Series 1 Stock. The acquisition closed on August 5, 1999, but became effective as of July 1, 1999. The acquisition was accounted for under the purchase method of accounting, and accordingly the results of operations of T.E.A.M. are included in the Company's consolidated financial statements from the effective date. The Company has determined that the carrying value of T.E.A.M.'s net assets, aggregating $52,444 at August 5, 1999, (the "Acquisition Date") approximated the fair market value of those assets at the acquisition date. Management believes that the fair market value of the net assets acquired was more readily determinable than the fair market value of the Preferred Stock issued. Accordingly, the Convertible Preferred B, Series 1 Stock was assigned a value of $52,444 with no resulting goodwill. In accordance with the Securities and Exchange Commission Staff Accounting Bulletin 55, the carrying value of the Convertible Preferred B, Series 1 Stock will be accreted, using the interest method, over the period from the Acquisition Date to the redemption date of June 7, 2002 to increase the carrying value to its fixed redemption price of $4.00 per share (See Note 8).

         The following unaudited information reflects the fair market values of the assets acquired and the liabilities assumed:

         Cash                         $  105,517
         Due from employees                9,573
         Property and equipment           25,938
         Deposits                          1,000
         Note payable                    (89,584)
                                      ----------
                                      $   52,444
                                      ==========

         On July 9, 1999 (the "Acquisition Date") the Company purchased all of the issued and outstanding stock of DSA Computers, Inc. (DSA.), a Florida based computer hardware/network integration company that has been in business since 1991. The purchase price for the acquisition was 40,000 shares of the Company's Convertible Preferred B, Series 2 Stock. The acquisition closed on July 9, 1999,but become effective on July 1, 1999. The acquisition was accounted for under the purchase method of accounting, and accordingly the results of operations of DSA are included in the Company's consolidated financial statements from the effective date. The Company has determined that the carrying value of DSA's net assets, aggregating $74,432 at the Acquisition Date approximated the fair market value of those assets at the acquisition date. Management believes that the fair market value of the net assets acquired was more readily determinable than the fair market value of the Preferred Stock issued. Accordingly, the Convertible Preferred B, Series 2 Stock was assigned a value of $74,432 with no resulting goodwill. In accordance with the Securities and Exchange Commission Staff Accounting Bulletin 55, the carrying value of the Convertible Preferred B,

                                USA DIGITAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 1999

NOTE 11 - ACQUISITION of SUBSIDIARIES - (CONT'D)

         Series 2 Stock will be accreted, using the interest method, over the period from the Acquisition Date to the redemption date of July 2, 2002 to increase the carrying value to its fixed redemption price of $4.00 per share (See Note 8).

         The following unaudited information reflects the fair market values of the assets acquired and the liabilities assumed:

         Cash                          $  10,759
         Accounts receivable              88,486
         Inventory                        59,600
         Property and equipment           23,765
         Other assets                      3,063
         Accounts payable                (44,016)
         Notes payable - current portion  (1,909)
         Other current liabilities       (46,121)
         Notes payable                   (19,195)
                                       ---------
                                       $  74,432
                                       =========

NOTE 12 - ACQUISITION OF SECURED AND UNSECURED CLAIMS

         On June 2, 1999 the Company entered into an agreement with Premium Internet, Corp. (Premium) to purchase Premium's $160,000 secured claim against Syncom, Inc., a Florida corporation currently doing business as Gator.net, an Internet Service Provider in Gainesville, Florida. Syncom, Inc. is currently under reorganization pursuant to Chapter 11 of the United States Bankruptcy Code. The purchase price for this security interest was $80,000, payable over 6 months from the date of the transaction. Under the terms of the agreement, Premium has assigned its security interest in the name "Gator.net", the Internet Service Provider's customer base, and some equipment, to the Company. Additionally, as of June 2, 1999, the Company entered into agreements with other parties to purchase $130,000 in unsecured debt of Syncom, Inc. for the sum of $30,100. According to the proposed plan of reorganization, this unsecured debt will be repaid $0.25 on every $1.00 owed over a period of five years, resulting in a total amount due to the Company of $32,500 and a current amount due of $6,500 (See Note 4).

         As of September 30, 1999, the Company has paid $20,000 to Premium and a total of $5,100 to the sellers of the unsecured debt in accordance with the agreements.

         Additionally, the Company advanced an amount of $13,363 cash and 55,000 shares of its common stock valued at $330,000 or $6.00 per share based upon the trading price of the common stock on June 1, 1999 to the purchaser of all of the outstanding common stock of Syncom, Inc. The advances of common stock is presented as a deduction from stockholders' equity. The total advances,

                                USA DIGITAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 1999

NOTE 12 - ACQUISITION OF SECURED AND UNSECURED CLAIMS - (CONT'D)

         aggregating $343,363, is secured by the common stock acquired and evidenced by a promissory note accruing interest at 8% per annum. The Company has the right to obtain the stock of Syncom in satisfaction of amounts due under the promissory note. There are no obligations to Renegade if the plan of reorganization is not approved.

NOTE 13 - SUBSEQUENT EVENTS

         In October 1999, the Company issued two convertible debenture notes for an aggregate amount of $50,000. The notes accrue interest at 10% per annum. Principal and interest are due and payable 120 days from the effective date of the notes.

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

         On February 26, 1999, Blazoon Systems Incorporated ("Blazoon"), a Colorado corporation, that was an inactive publicly held company with no recent operating history entered into an agreement and Plan of Reorganization (the "Acquisition") with Diverse Capital Corp. ("Diverse"), a Florida corporation incorporated on July 9, 1998 to merge Diverse into Blazoon. From its inception, through March 4, 1999, Diverse was engaged in the development of its business plan and infrastructure to become a convergent communications company. The Acquisition was consummated on March 4, 1999. Under the terms of the
Acquisition, Blazoon issued 1,235,000 shares of its common stock to the stockholders of Diverse in exchange for 100% of the issued and outstanding common stock of Diverse in exchange for 100% of the issued and outstanding common stock of Diverse. The Company also agreed to issue 625,000 shares of its Class A Preferred Stock to be issued to the stockholders of Orlando Digital Telephone Corporation (a pending acquiree of Diverse at that time) in exchange for 100% of the issued and outstanding preferred stock of Diverse. The 625,000 shares of Class A Preferred Stock was never issued and the Company is currently in litigation with Orlando Digital Telephone Corporation to recind its acquisition of Orlando Digital Telephone. The preferred stock is convertible to common stock at a one-for-one ratio beginning February 2, 2000 to a maximum of 9.0% of the then outstanding common stock, has dividend preference, is non-voting, and is subject to redemption at a $4.00 liquidation value at the Company's option beginning February 2, 2004. Subsequent to the Acquisition, the prior shareholders of Diverse owned approximately 55% of the voting common stock of Blazoon.

         On March 9, 1999, the Company consummated a merger agreement with Blazoon with the Company as the surviving entity. The Company entered into the March 9, 1999, transaction with Blazoon in order to: (1) redomicile Blazoon as a Nevada Corporation in order to take advantage of the more favorable corporate law and franchise tax of Nevada; (2) effect the name change from Blazoon to USA Digital, Inc.; and (3) to create a public market for USA Digital, Inc. common stock so that the Company could more easily raise the capital necessary to carry out its business plan.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 1999 AND MARCH 31, 1999

         Total assets increased $639,349 to $1.5 million at September 30, 1999 from March 31, 1999. The increase is primarily attributable to the acquisition of DSA Computers, Inc., ("DSA") and TEAM, Inc. ("TEAM") during the three months ended September 30, 1999 which resulted in assets of $185,673 and $142,028, respectively, being acquired by the Company at the acquisition date, and an increase in capitalized lease equipment of $246,753. The increase in the Company's cash and cash equivalents of $71,353 over the six month period ended September 30, 1999 was primarily due to the aforementioned acquisitions. The increase in non-current notes and loans receivable of $71,600 can be attributed to the Company's purchase of certain unsecured claims of Syncom, Inc. Total deposits increased by $60,382 primarily as a result of the execution of a new capital lease for telephone switching equipment.

         Total liabilities increased $543,914 to $1.4 million at September 30, 1999 from March 31, 1999. This increase is primarily attributable to a $206,917 increase in accounts payable and accrued expenses, a $127,821 increase in current capitalized lease obligations and a $118,932 increase in non-current capitalized lease obligations associated with its order of telephone switching equipment.

RESULTS OF OPERATIONS FOR THE PERIODS ENDED SEPTEMBER 30, 1999

         The Company incurred a net loss of $212,236, or $0.08 per share, for the three months ended September 30, 1999 and $420,965, or $0.16 per share, for the six months ended September 30, 1999. The net losses reflect losses from operations for the three months ended September 30, 1999 of $252,483 and
$461,191 for the six months ended September 30, 1999, partially offset by a $40,700 onetime gain associated with cancellation and the subsequent renegotiation of a telephone switching equipment lease.

         The Company did not generate any revenues for the fiscal year ended March 31, 1999 or the three months ended June 30, 1999, as it was in the process of establishing the necessary infrastructure that will enable it to meet its acquisition goals over the next 24 months. During the three period ended September 30, 1999, the Company completed its acquisition of DSA and TEAM and therefore generated revenues for the first time in its operating history during the current period. For the three and six months ended September 30, 1999, the Company generated $496,134 in revenues. The cost of sales for the three and six month periods was $283,993. Gross profit for the periods was

$212,141 and gross profit margins were 43.0%. Total expenses for the three and six months ended September 30, 1999 were $464,624 and $673,332, respectively, of which $224,170 and $272,529, respectively, were noncash expenses relating to the issuance of common stock and common stock options issued to consultants.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's strategy is to acquire established Internet service providers, computer/network integrators, telephone interconnect companies, and switchless resellers mostly in exchange for stock in USA Digital. As such, the Company does not anticipate requiring large sums of money to consummate its anticipated acquisitions. However, the Company does anticipate incurring expenses relating to the completion of future acquisitions, required deposits, and switching activities. As of September 30, 1999, the Company had a working capital deficiency of $197,249. In order to fund its working capital needs, the Company is currently undertaking to raise an additional $1 million in capital. The Company believes that such funds raised together with operating revenues will be sufficient to fund its working capital needs for the next twelve months.

YEAR 2000 ISSUE

         The Company is aware of the issues associated wit the programming code in existing computer systems as the millennium (Year 2000) approaches. The "Year 2000" problem is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two-digit year value to 00. The issue is whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

         The Company uses standard off the shelf accounting software package for all of its accounting requirements. Management has contacted the software vendor and determined that the accounting software is Microsoft based and management continually monitors the Year 2000 status of such software. management has verified Year 2000 status with its primary vendors. Including Siemens, as it relates to its telephone switches, and has not identified and Year 2000 issues with those vendors. Costs of investigating internal and external Year 2000 compliance issues have not been material to date. As a result, management believes that the effect of investigating and resolving Year 2000 compliance issues on the Company will not have a material effect on the Company's future financial position or results of operations.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On February 2, 1999 Diverse Capital Corporation ("Diverse") acquired Orlando Digital Telephone Corporation ("ODT") in exchange for 325,000 shares of Diverse common stock and 625,000 shares of Diverse Convertible Preferred A Stock. The 625,000 shares of Preferred A Stock were never issued. The 325,000 shares of common stock were issued to ODT shareholders. Diverse reserved the right at the time of the closing to obtain an appraisal substantiating that the approximate value of ODT was $2.8 million. Subsequently, USA Digital, Inc., the successor to Diverse, obtained an appraisal which did not substantiate such value, and, on May 14, 1999, in the Circuit Court in and for Hillsborough County, Florida, filed a complaint against ODT and its former shareholders seeking rescission of the ODT acquisition. The Defendants filed a Motion to Dismiss, which was served on the Company on June 19, 1999. The motion to dismiss the Orlando Digital action has not been heard. Defendants have not yet filed an Answer or asserted any counterclaims or defenses. In addition to such other relief that the Court may grant in the event that the Company does not prevail, including enforcement of the acquisition agreement, the Company may be required to issue 625,000 shares of Class A Convertible Preferred Stock to the ODT shareholders.

         On September 23, 1999 Orlando Digital through its attorney has submitted a proposal to settle the matter. The terms of the settlement offer are confidential. USA Digital has not decided whether it will accept this offer. A hearing regarding Defendant's Motion to Dismiss has been postponed pending the outcome of settlement discussions.

         Other than described above, the Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings in the aggregate are believed by management to be immaterial to the Company's financial condition and results of operations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                           (a)      Exhibit 27 - Financial Data Schedule*
                           (b)      Reports on Form 8-K
                           None

         *Submitted only with filing in electronic format.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       USA DIGITAL, INC.




                                       By: /s/ Mark D. Cobb
                                           -------------------------------
                                           Mark D. Cobb
                                           President and Chief Executive Officer
                                           (principal   executive   officer  and
                                           principal accounting officer)

Date: November 15, 1999