Form 10QSB
period 1999-12-31
USA DIGITAL INC
filed 2000-02-17
CIK 1094563

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                   FORM 10-QSB

(Mark One)

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1999

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from ____ to ____


                        Commission file number 000-27481

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

     Yes       No  X
         ----     ----

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                                           OUTSTANDING AT
              CLASS                                        DECEMBER 31, 1999
              -----                                        -----------------
     Common Stock, par value $.01                               2,945,500


     Transitional Small Business Disclosure Format (check one):

     Yes       No  X
         ----     ----

                                USA DIGITAL, INC.

        FORM 10-QSB FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 1999

                                TABLE OF CONTENTS

                                                                            PAGE

Part I -  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................................1

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...........................................31

Part II - OTHER INFORMATION

Item 1.   Legal Proceedings...................................................35

Item 2.   Changes in Securities and Use of Proceeds...........................36

Item 3.   Defaults Upon Senior Securities.....................................36

Item 4.   Submission of Matters to a Vote of Security Holders.................36

Item 5.   Other Information...................................................36

Item 6.   Exhibits and Reports on Form 8-K....................................36

Signatures....................................................................37

                       USA DIGITAL, INC. AND SUBSIDIARIES

                                    CONTENTS



PAGE            1       ACCOUNTANTS' REVIEW REPORT

PAGE        2 - 3       CONSOLIDATED  BALANCE SHEETS AS OF DECEMBER 31, 1999 AND
                        MARCH 31, 1999

PAGE        4 - 7       CONSOLIDATED   STATEMENT  OF  CHANGES  IN  STOCKHOLDERS'
                        DEFICIENCY  FOR  THE  PERIOD  FROM  MARCH  31,  1999  TO
                        DECEMBER 31, 1999

PAGE            8       CONSOLIDATED  STATEMENT OF  OPERATIONS  FOR THE NINE AND
                        THREE MONTHS ENDED DECEMBER 31, 1999

PAGE       9 - 10       CONSOLIDATED  STATEMENT  OF CASH  FLOWS FOR THE NINE AND
                        THREE MONTHS ENDED DECEMBER 31, 1999

PAGE      11 - 30       NOTES TO FINANCIAL STATEMENTS AS OF DECEMBER 31, 1999

                           ACCOUNTANTS' REVIEW REPORT


To the Board of Directors of:
 USA Digital, Inc.

We have reviewed the accompanying consolidated balance sheet of USA Digital, Inc. and Subsidiaries as of December 31, 1999 and the related consolidated statements of operations, changes in stockholders' deficiency and cash flows for the nine and three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these consolidated financial statements is the representation of the management of USA Digital, Inc.

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

                                                     WEINBERG & COMPANY, P.A.




Boca Raton, Florida
February 8, 2000

                                USA DIGITAL, INC.
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                DECEMBER 31, 1999         MARCH 31, 1999
                                                   (UNAUDITED)              (AUDITED)
                                                -----------------         --------------
CURRENT ASSETS
   Cash                                           $   67,273                 $   65,003
   Accounts Receivable                               118,146                         --
   Inventory                                         126,300                         --
   Loans receivable                                   58,903                         --
   Note receivable - current portion                  32,000                         --
   Due from employees                                 27,588                         --
   Prepaid expenses                                       --                     57,065
                                                  ----------                 ----------
     Total Current Assets                            430,210                    122,068
                                                  ----------                 ----------

PROPERTY AND EQUIPMENT - NET                       1,045,208                    752,256
                                                  ----------                 ----------

OTHER ASSETS
   Intangible assets, net                             52,980
   Note and loans receivable - non-current            71,600                         --
   Deposits                                           60,382                         --
                                                  ----------                 ----------
     Total Other Assets                              184,962                         --
                                                  ----------                 ----------

TOTAL ASSETS                                      $1,660,380                 $  874,324
                                                  ==========                 ==========






           See accompanying notes to consolidated financial statements

                                USA DIGITAL, INC.
                           CONSOLIDATED BALANCE SHEETS


                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                                           DECEMBER 31, 1999         MARCH 31, 1999
                                                                              (UNAUDITED)              (AUDITED)
                                                                           -----------------         --------------
CURRENT LIABILITIES
   Accounts payable and accrued expenses                                      $   306,698             $    96,718
   Capitalized lease obligation-current                                           156,012                  28,191
   Convertible debentures                                                          50,000                      --
   Notes payable - current                                                          5,431                      --
   Loan payable                                                                    14,000                      --
   Due to related parties                                                         177,957
   Due to unrelated parties                                                        82,576
                                                                              -----------             -----------
     Total Current Liabilities                                                    792,674                 124,909
                                                                              -----------             -----------

NON-CURRENT LIABILITIES
   Capitalized lease obligation                                                   840,741                 721,809
   Notes payable                                                                   13,764                      --
                                                                              -----------             -----------
     Total Non-Current Liabilities                                                854,505                 721,809
                                                                              -----------             -----------

TOTAL LIABILITIES                                                             $ 1,647,179             $   846,718
                                                                              ===========             ===========

CONVERTIBLE REDEEMABLE PREFERRED STOCK
   Preferred  stock-Class  B, series 1 and 2,  redeemable at
     $4.00 per share, $0.001 par value, 90,000 shares
     authorized, issued and outstanding                                                90                      --
   Additional paid in capital - convertible redeemable
     preferred stock                                                              150,747                      --
                                                                              -----------             -----------
       Total Convertible Redeemable Preferred Stock                               150,837                      --
                                                                              -----------             -----------

STOCKHOLDERS' EQUITY (DEFICIENCY)
   Preferred stock-Class A, $.001 par value, 5,000,000
     shares authorized, none issued and outstanding                                    --                      --
   Preferred stock-Class B, $001 par value, 4,910,000
     shares authorized, none issued and outstanding                                    --                      --
   Common stock, $0.001 par value, 50,000,000 shares
     authorized, 2,945,000 shares issued and outstanding                            2,945                   2,650
   Additional paid-in capital                                                   1,842,469                 877,614
   Accumulated deficit during development stage                                (1,395,086)               (556,017)
                                                                              -----------             -----------
                                                                                  450,328                 324,247
   Less subscriptions receivable                                                 (106,400)                     --
   Less deferred consulting expense                                              (151,564)               (296,641)
   Less common stock advanced                                                    (330,000)                     --
                                                                              -----------             -----------
       Total Stockholders' Equity (Deficiency)                                   (137,636)                 27,606
                                                                              -----------             -----------

TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIENCY)                                                         $ 1,660,380             $   874,324
                                                                              ===========             ===========

                 See accompanying notes to financial statements

                                USA DIGITAL, INC.
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
             FOR THE PERIOD FROM MARCH 31, 1999 TO DECEMBER 31, 1999

                         COMMON STOCK               COMMON STOCK           ADDITIONAL
                            ISSUED                  TO BE ISSUED             PAID-IN         ACCUMULATED     SUBSCRIPTIONS
                     SHARES        AMOUNT       SHARES       AMOUNT          CAPITAL           DEFICIT        RECEIVABLE
                     ------        ------       ------       ------          -------           -------        ----------
Balance,
 March 31,
 1999              2,649,500      $  2,650           --         --        $  877,614         $ (556,017)         --

Stock
 refunded for
 cash                 (2,500)           (3)          --         --            (2,497)                --          --

Stock issued
 as loan              55,000            55           --         --           329,945                 --          --

Consulting
 expense
 recognition
 for common
 stock options            --            --           --         --                --                 --          --

Stock issued in
exchange
 for a loan           75,000            75           --         --            74,925                 --          --

Stock issued for
cash                  25,000            25           --         --            24,975                 --          --

Stock to be
 issued for
 cash                     --            --       19,500         20            19,480                 --          --

Stock issued
 for consult-
 ing services         61,000            61           --         --           124,189                 --          --

Stock to be
 issued for
 consulting
 services                 --            --       25,000         25            51,536                 --          --
                         DEFERRED         COMMON
                        CONSULTING         STOCK
                         EXPENSE         ADVANCED           TOTAL
                         -------         --------           -----
Balance,
 March 31,
 1999                   (296,641)              --        $  27,606

Stock
 refunded for
 cash                         --               --           (2,500)

Stock issued
 as loan                      --         (330,000)              --

Consulting
 expense
 recognition
 for common
 stock options            48,359               --           48,359

Stock issued in
exchange
 for a loan                   --               --           75,000

Stock issued for
cash                          --               --           25,000

Stock to be
 issued for
 cash                         --               --           19,500

Stock issued
 for consult-
 ing services                 --               --          124,250

Stock to be
 issued for
 consulting
 services                     --               --           51,561

           See accompanying notes to consolidated financial statements

                                USA DIGITAL, INC.
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
             FOR THE PERIOD FROM MARCH 31, 1999 TO DECEMBER 31, 1999

                         COMMON STOCK               COMMON STOCK         ADDITIONAL
                            ISSUED                  TO BE ISSUED           PAID-IN        ACCUMULATED     SUBSCRIPTIONS
                     SHARES        AMOUNT       SHARES       AMOUNT        CAPITAL          DEFICIT         RECEIVABLE
                     ------        ------       ------       ------        -------          -------         ----------
Consulting
 expense
 recognition
 for common
 stock options            --         --            --           --             --             --                 --

Dividend
 payments                 --         --            --           --             --             (5)

Accretion to
 convertible
 Redeemable
 preferred
 stock                    --         --            --           --        (11,422)            --

Stock issued
 for cash and
 subscriptions
 receivable          160,000        160            --           --        159,840             --           (106,400)

Stock issued          44,500         45       (44,500)         (45)            --             --                 --

Stock issued
 for consulting
 and
 advertising
 services            125,000        125            --           --        124,875             --                 --

Consulting
 expense
 recognition for
 common
 stock options            --         --            --           --          4,125             --                 --
                     DEFERRED       COMMOM
                    CONSULTING       STOCK
                     EXPENSE       ADVANCED      TOTAL
                     -------       --------      -----
Consulting
 expense
 recognition
 for common
 stock options        48,359         --          48,359

Dividend
 payments                 --         --              (5)

Accretion to
 convertible
 Redeemable
 preferred
 stock                    --         --         (11,422)

Stock issued
 for cash and
 subscriptions
 receivable               --         --          53,600

Stock issued              --         --              --

Stock issued
 for consulting
 and
 advertising
 services                 --         --         125,000

Consulting
 expense
 recognition for
 common
 stock options        48,359         --          52,484

           See accompanying notes to consolidated financial statements

                                USA DIGITAL, INC.
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
             FOR THE PERIOD FROM MARCH 31, 1999 TO DECEMBER 31, 1999

                         COMMON STOCK               COMMON STOCK         ADDITIONAL
                            ISSUED                  TO BE ISSUED           PAID-IN         ACCUMULATED       SUBSCRIPTIONS
                      SHARES       AMOUNT       SHARES       AMOUNT        CAPITAL           DEFICIT           RECEIVABLE
                      ------       ------       ------       ------        -------           -------           ----------
Stock issued as
 employee
 bonus                 15,000            15        --          --             14,985               --               --

Stock issued
 for acquisition
 of assets             25,000            25        --          --             24,975               --               --

Stock issued as
 loan fees             37,500            37        --          --             37,463               --               --

Cancellation of
 shares issued
 to Orlando
Digital              (325,000)         (325)       --          --                 --               --               --

Accretion to
 Convertible
 Redeemable
 preferred stock           --            --        --          --            (12,539)              --               --

Net loss for the
 period ended
 December 31,
 1999                      --            --        --          --                 --         (839,064)              --
                    ---------      --------       ---     -------        -----------      -----------      -----------
BALANCE,
 December
 31, 1999           2,945,000      $  2,945        --     $    --        $ 1,842,469      $(1,395,086)     $  (106,400)
                    =========      ========       ===     =======        ===========      ===========      ===========
                         DEFERRED         COMMON
                        CONSULTING         STOCK
                         EXPENSE         ADVANCED           TOTAL
                         -------         --------           -----
Stock issued as
 employee
 bonus                        --               --           15,000

Stock issued
 for acquisition
 of assets                    --               --           25,000

Stock issued as
 loan fees                    --               --           37,500

Cancellation of
 shares issued
 to Orlando
Digital                       --               --             (325)

Accretion to
 Convertible
 Redeemable
 preferred stock              --               --          (12,539)

Net loss for the
 period ended
 December 31,
 1999                         --               --         (839,064)
                       ---------        ---------        ---------
BALANCE,
 December
 31, 1999              $(151,564)       $(330,000)       $(137,636)
                       =========        =========        =========

          See accompanying notes to consolidated financial statements.

                                USA DIGITAL, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                    Three Months Ended
                                                                                                             Nine months
                                                              December                December                 Ended
                                                              31, 1999                31, 1998           December 31, 1999
                                                            -----------             -----------          -----------------
REVENUES
   Computer hardware integration                            $   427,088             $        --             $   756,115
   Telephone interconnect                                       395,702                      --                 562,809
   Internet services                                                 --                      --                      --
   Local and long distance services                                  --                      --                      --
                                                            -----------             -----------             -----------

     Total Revenues                                             822,790                      --               1,318,924
                                                            -----------             -----------             -----------

COST OF SALES                                                   471,978                      --                 755,971
                                                            -----------             -----------             -----------

GROSS PROFIT                                                    350,812                      --                 562,953
                                                            -----------             -----------             -----------

OPERATING EXPENSES
   Consulting fees                                              218,906                  23,852                 617,301
   Selling, general and
    administrative                                              549,555                  21,200                 824,492
                                                            -----------             -----------             -----------

     Total Expenses                                             768,461                  45,052               1,441,793
                                                            -----------             -----------             -----------

LOSS FROM OPERATIONS                                           (417,649)                (45,052)               (878,840)
                                                            -----------             -----------             -----------

OTHER INCOME (EXPENSE)
   Gain on cancelled lease                                           --                      --                  40,700
   Interest Expense                                                (450)                     --                    (924)
                                                            -----------             -----------             -----------

     Total Other Income                                     $      (450)            $        --             $    39,776
                                                            -----------             -----------             -----------

NET LOSS                                                    $  (418,099)            $   (45,052)            $  (839,064)
                                                            ===========             ===========             ===========

NET LOSS PER COMMON SHARE - BASIC AND
   DILUTED

                                                            $     (0.13)            $     (0.05)            $     (0.29)
                                                            ===========             ===========             ===========

WEIGHTED AVERAGE
   COMMON SHARES
   OUTSTANDING - BASIC AND
   DILUTED                                                    3,103,676                 885,000               2,846,631
                                                            ===========             ===========             ===========

          See accompanying notes to consolidated financial statements.

                                USA DIGITAL, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                          Nine months                 Three months
                                                                             ended                       ended
                                                                       December 31, 1999            December 31,1999
                                                                       -----------------            ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                $(839,064)                   $(418,099)
   Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
   Depreciation and amortization                                               9,043                        3,941
   Consulting, advertising and compensation expenses
    incurred in exchange for common stock                                    315,811                      140,000
   Loan fees incurred in exchange for common stock                            37,500                       37,500
   Consulting expense recognized for common stock
    options                                                                  149,202                       52,484
   Changes in assets and liabilities
     (Increase) decrease in:
      Accounts Receivable                                                    (29,658)                     (30,110)
      Inventory                                                              (66,700)                     (81,700)
      Prepaid expenses                                                        57,065                           --
      Due from employees                                                     (18,015)                     (14,915)
     Increase (decrease) in:
      Accounts payable and accrued expenses                                   32,558                        3,278
      Customer advances                                                      (89,584)                     (67,504)
                                                                           ---------                    ---------

     Net cash (used in) operating activities                                (441,842)                    (375,125)
                                                                           ---------                    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash acquired in acquisition of T.E.A.M. and DSA                          116,276                           --
   Purchase of intangible and tangible assets                                (20,053)                     (19,500)
   Acquisition of note receivable                                            (20,000)                          --
   (Increase) decrease in deposits                                           (56,320)                          --
   (Increase) decrease in loans receivable                                   (55,004)                     (35,040)
                                                                           ---------                    ---------

     Net cash (used in) investing activities                                 (35,101)                     (54,540)
                                                                           ---------                    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                                     98,100                       53,600
   (Decrease) in cash overdraft                                                   --                       (2,308)
   Proceeds from loan                                                         75,000                           --
   Payment of dividends                                                           (5)                          --
   Refund of common stock                                                     (2,500)                          --
   Increase in convertible debentures                                         50,000                       50,000
   Increase in due to related and unrelated parties                          260,527                      260,527
   Decrease in notes payable                                                  (1,909)                      (1,237)
                                                                           ---------                    ---------

     Net cash provided by financing activities                               479,213                      360,582
                                                                           ---------                    ---------

          See accompanying notes to consolidated financial statement.

                                USA DIGITAL, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                          Nine months                 Three months
                                                                             ended                       ended
                                                                       December 31, 1999            December 31,1999
                                                                       -----------------            ----------------
INCREASE (DECREASE)IN CASH AND CASH
EQUIVALENTS                                                                    2,270                    (69,083)

CASH AND CASH EQUIVALENTS - BEGINNING
 OF PERIOD                                                                    65,003                    136,356
                                                                           ---------                  ---------

CASH AND CASH EQUIVALENTS - END OF
 PERIOD                                                                    $  67,273                  $  67,273
                                                                           =========                  =========

Cash paid during the year for:
   Interest                                                                $     924                  $     450
                                                                           =========                  =========


SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

The Company  acquired  notes and loans  receivable for debt of $87,500 (see Note
12).

The Company issued and advanced 55,000 shares of common stock (see Note 12).

The Company issued 75,000 shares of common stock in exchange for a loan payable (see Note 7(B)).

The Company acquired certain intangible assets in exchange for a loan payable and common stock (see Notes 6(A) and 7(B)).


                 See accompanying notes to financial statements

                                USA DIGITAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 1999

NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (A)  ORGANIZATION AND DESCRIPTION OF BUSINESS

     USA Digital, Inc. ("the Company"), incorporated under the laws of Nevada on March 5, 1999, is a Holding Company whose mission is to build a highly integrated convergent communications company. The Company seeks to acquire Internet service providers, telephone interconnect companies, computer/network integrators, and switch-less resellers. In prior periods, the Company was considered a Development Stage Company. Through the acquisition of TEAM and DSA (see Note 1 (B)) the Company is no longer considered a Development Stage Company.

     USA Digital, Inc. and its wholly owned subsidiaries are hereinafter referred to as the "Company".

     (B)  BUSINESS COMBINATIONS

     On March 4, 1999, Blazoon Systems Incorporated (Blazoon), an inactive publicly held company with no recent operating history, consummated an Agreement and Plan of Reorganization (the Acquisition) with Diverse Capital Corp. (Diverse), a private corporation incorporated on July 9, 1998, whereby Blazoon issued 1,235,000 shares of its common stock to the stockholders of Diverse in exchange for 100% of the issued and outstanding common stock of Diverse, and 625,000 shares of its Class A Preferred Stock to be issued to the stockholders of Orlando Digital Telephone Corporation, a pending acquiree of Diverse at that time (See Note 10(D)), in exchange for 100% of the issued and outstanding preferred stock of Diverse. The Class A Convertible Preferred Stock was never issued pursuant to a dispute and subsequent settlement (See Note 10(D). Subsequent to the Acquisition, the prior shareholders of Diverse owned approximately 55% of the voting common stock of Blazoon. Under Generally Accepted Accounting Principles, a Company whose stockholders receive over 50% of the stock of the legal acquirer in a business combination is considered the acquirer for accounting purposes. Accordingly, the transaction is accounted for as an acquisition of Blazoon by Diverse, and a re-capitalization of Diverse. The balance sheet subsequent to the acquisition includes the net assets of Blazoon and Diverse at historical costs and the operations of diverse since its inception and the operations of Blazoon since the date of acquisition.

     On March 9, 1999 the Company consummated a merger agreement with Blazoon, a State of Colorado corporation, to effect a re-domicile and name change of Blazoon, with the Company as the surviving entity.

     On July 9, 1999 the Company acquired 100% of the issued and outstanding stock of DSA Computers, Inc. ("DSA") in exchange for 40,000 shares of the Company's

                                USA DIGITAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 1999


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

     (G)  EARNINGS PER SHARE

     Basic earnings per share are computed using the weighted average number of common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings per Shares". Diluted earnings per share are computed using the weighted average number of common stock outstanding including common stock equivalents. At

                                USA DIGITAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 1999


     December 31, 1999 there were 2,220,000 stock options that could potentially dilute basic EPS in the future which were not included in the computation of diluted earnings per share due to their anti-dilutive effect.

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

     (J)  STOCK OPTIONS

     In accordance with Statement of Financial Accounting Standards No. 123, "Accounting For Stock Based Compensation" ("SFAS 123"), the Company has elected to account for Stock Options issued to employees under Accounting Principles Board Opinion No. 25 "(APB Opinion No. 25)" and related interpretations, and accounts for stock options issued to consultants in accordance with SFAS 123.

     (K)  NEW ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board has recently issued several new accounting pronouncements. Statement No. 130, "Reporting Comprehensive Income" establishes standards for reporting and display of comprehensive income and its components, and is effective for fiscal years beginning after December 15, 1997 Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports

                                USA DIGITAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 1999


     issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers, and is effective for financial statements for periods beginning after December 15, 1997. Statement No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits" revises employers' disclosure requirements about pension and other postretirement benefit plans and is effective for fiscal years beginning after December 15, 1997. Statement No 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by Statement No. 137, establishes accounting and reporting standards for derivative instruments and related contracts and hedging activities. This statement is effective for all fiscal quarters and fiscal years beginning after June 15, 2000. The Company believes that its adoption of these pronouncements will not have a material effect on the Company's financial position or results of operations.

     (L)  FINANCIAL INSTRUMENTS

     The Company follows Statement of Financial Accounting Standard No. 107 "Disclosures About Fair Value of Financial Instruments" Financial instruments which potentially expose the Company to concentrations of credit risk consist principally of cash, loans and note receivable and a capital lease obligation. At December 31, 1999, the cash, loans and note receivable and capital lease obligation approximated fair market value.

NOTE 2 - ACCOUNTS RECEIVABLE

     At December 31, 1999 approximately 21%, 12% and 7% of accounts receivable were due from three customers, respectively.

NOTE 3 - INVENTORY

     Inventory is stated at the lower of cost or market. Cost is determined by the first-in, first-out ("FIFO") method.

         Inventory consists of the following at December 31, 1999:

         Computer and computer parts                                $    126,300
                                                                    ============

NOTE 4 - NOTES AND LOANS RECEIVABLE

     (A)  LOANS RECEIVABLE

         The following schedule reflects loans receivable from non-related parties as of December 31, 1999:

                                USA DIGITAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 1999


     Loan receivable from non-related party, secured                     $13,363

     Loan receivable from non-related party                               39,040

     Loan receivable from non-related party, current portion               6,500
                                                                         -------

     TOTAL LOANS RECEIVABLE                                              $58,903
                                                                         =======

     A loan  receivable of $24,311  representing  an advance to Orlando  Digital
     Telephone Corporation (ODT) was given in the course of the planned acquisition of ODT. The Company filed a complaint against ODT seeking rescission of the ODT acquisition. In accordance with the settlement agreement agreed upon by the two parties on November 16, 1999, the loan receivable was written off as of December 31, 1999.

     The loan receivable of $13,363 represents a cash loan given to the purchaser of all of the outstanding common stock of Syncom, Inc. This loan is secured by the common stock acquired (See Note 12 and 13(B)).

     The loan receivable of $39,040 represents a cash loan given to Syncom, Inc. (See Note 13(B)).

     The loan receivable of $6,500 represents the current portion of the proposed unsecured claims settlement against Syncom, Inc. acquired from Premium Internet, Corp. (Premium) as of June 2, 1999 (See Note 12 and 13(B)).

     (B)  NOTES AND LOANS RECEIVABLE

     The notes and loans receivable totaling $71,600 represent the $48,000 non-current portion of the proposed secured claims settlement of $80,000 and the proposed unsecured claims settlement of $23,600 against Syncom, Inc., acquired from Premium as of June 2, 1999 (See Note 12).

NOTE 5 - PROPERTY AND EQUIPMENT

     Property and equipment at December 31, 1999 consisted of the following:

            Furniture and Fixtures                                  $     6,814
            Computer equipment                                           16,292
            Automobiles                                                  77,001
            Equipment held under capital lease                          996,753
                                                                    -----------
                                                                      1,096,860

                                USA DIGITAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 1999


     Less: Accumulated depreciation                                     (51,652)
                                                                    -----------

     TOTAL PROPERTY AND EQUIPMENT                                   $ 1,045,208
                                                                    ===========

             Depreciation expense for the nine months ended December 31, 1999 was $8,023.

NOTE 6 - INTANGIBLE ASSETS AND DEPOSITS

     (A)  INTANGIBLE ASSETS

     Intangible assets at December 31, 1999 consisted of the following:

            Trade-name                                                 $ 40,000
            Customer base                                                14,000
                                                                       --------
                                                                         54,000

     Less: Accumulated amortization                                      (1,020)
                                                                       --------

     TOTAL INTANGIBLE ASSETS                                           $ 52,980
                                                                       ========

     Intangible assets are amortized using the straight-line method over the estimated economic life of 5 years. Amortization expense for the nine months ended December 31, 1999 was $1,020.

     (B)  DEPOSITS

     The following schedule reflects deposits as of December 31, 1999

            Deposit under capital lease (See Note 7(A))                  $49,838

            Deposit under office leases                                   10,544
                                                                         -------

     TOTAL DEPOSITS                                                      $60,382
                                                                         =======

NOTE 7 - LOANS AND NOTES PAYABLE AND CAPITAL LEASE OBLIGATION

     (A)  CAPITAL LEASE OBLIGATION

     The Company was the lessee of telephone switching equipment under a capital lease expiring during 2004. The assets and liabilities under the capital lease were recorded during the period ended March 31, 1999 at the lower of the present value of the

                                USA DIGITAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 1999


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

     In August 1999 the Company entered into a new lease ("New Lease") of telephone switching equipment with the same lessor as the previous lease under a capital lease expiring during 2004. The assets and liabilities under the capital lease are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The asset will be depreciated using the declining balance method over the estimated economic useful life. Although the equipment has been delivered and accepted by the Company, it has not been placed in service at the review date. Hence no depreciation has been provided for as of December 31, 1999. The value of the property that was held under capital lease as of December 31, 1999 was $996,753. The deposit of $49,838, paid by the Company for the New Lease during the period ended September 30, 1999 is included in "deposits" on the Balance Sheet. According to the company's management, payments for the new lease have been deferred by the lessor until the equipment is placed in service.

         Minimum future lease payments under the capital lease as of December 31, 1999 are as follows:

            For the year ended December 31,                2000     $   263,916
                                                           2001         263,916
                                                           2002         263,916
                                                           2003         263,916
                                                           2004         263,916
                                                                    -----------
         Total minimum lease payments                                $ 1,319,580
         Less: Amount representing interest                            (322,827)
                                                                    -----------

         Present value of net minimum lease payment                 $   996,753
                                                                    ===========

     The interest rate on the capital lease is approximately 11.5% and is imputed at the inception of the lease. At lease inception, the present value of the net minimum lease payments did not exceed the fair market value of the leased asset.

                                USA DIGITAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 1999


     (B)  LOANS AND NOTES PAYABLE

     On May 28, 1999, the Company received a loan of $75,000 from an investor. The loan was converted to 75,000 shares of the Company's common stock in August 1999.

     In November 1999, the Company assumed a loan payable of $14,000 in exchange for a customer base (see Note 6 (A)). The loan bears interest at 12% per annum, and matures on November 18, 2001.

          The following schedule reflects notes payable to non-related parties at December 31, 1999:

          Note payable, interest at 9.35% per annum, secured             $12,218

          Note payable, interest at 8.25% per annum, secured               6,977
                                                                        --------
                                                                          19,195

          Less current portion                                             5,431
                                                                        --------

                                                                        $ 13,764
                                                                        ========

          Required payments of principal on notes payable at December 31, 1999, including maturities, are summarized as follows:

                                                  2000                   $ 5,431
                                                  2001                     5,934
                                                  2002                     4,599
                                                  2003                     3,231
                                                                         -------
                                                                         $19,195
                                                                         =======

     Interest expense for the nine months ended December 31, 1999 was $924.

     (C)  CONVERTIBLE DEBENTURES

     In October 1999, the Company issued two convertible debenture notes for an aggregate amount of $50,000. The notes accrue interest at 10% per annum. Principal and interest are due and payable 120 days from the effective date of the notes. Both notes were converted into shares of the Company's common stock in January 2000 (See Note 13(D)).

                                USA DIGITAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 1999


NOTE 8 - CONVERTIBLE REDEEMABLE PREFERRED STOCK

     A series of Class B Preferred Stock was designated as "Class B Convertible Redeemable Preferred Stock, Series 1" and consists of 50,000 shares, $.001 par value per share. These shares have been issued in exchange for the acquisition of T.E.A.M. and recorded at the carrying value of T.E.A.M.'s net assets, aggregating $52,444 at August 5, 1999 (the "Acquisition Date"), which the Company determined approximated the fair market value of those assets at the acquisition date. Management believes that the fair market value of the net assets acquired was more readily determinable than the fair market value of the Preferred Stock issued. Accordingly, the Convertible Preferred B, Series 1 Stock was assigned a value of $52,444 with no resulting goodwill. The shares are redeemable any time after June 7, 2002 upon 30 days written notice to the Company at a redemption price of $4.00 per share. The Company also has the right of redemption under rights similar to the preferred shareholders. The shares have the right, at the option of the holder at any time after July 9, 2000, to convert each outstanding share of Class B Preferred Stock, Series 1 into five fully paid and non-assessable shares of the Company's common stock. Additionally, each holder of these shares shall be entitled to vote at all meetings of the shareholders and shall have one vote for each share held. In accordance with the Securities and Exchange Commission Staff Accounting Bulletin 55, the carrying value of the Convertible Preferred B, Series 1 Stock will be accreted, using the interest method, over the period from the Acquisition Date to the redemption date of June 7, 2002 to increase the carrying value to its fixed redemption price of $4.00 per share. (See Note 11).

     A series of Class B Preferred Stock was designated as "Class B Convertible Redeemable Preferred Stock, Series 2" and consists of 40,000 shares, $.001 par value per share. These shares have been issued in exchange for the acquisition of DSA and recorded at the carrying value of DSA's net assets, aggregating $74,432 at the Acquisition Date, which the Company determined approximated the fair market value of those assets at the acquisition date. Management believes that the fair market value of the net assets acquired was more readily determinable than the fair market value of the Preferred Stock issued. Accordingly, the Convertible Preferred B, Series 2 Stock was assigned a value of $74,432 with no resulting goodwill. At any time after July 2, 2002, upon 30 days written notice to the Company, holders of shares of Class B Preferred Stock, Series 2 may, at the option of the holder thereof, require that the Company redeem in whole or in part, such shares at a redemption price of $4.00 per share. The Company also has the right of redemption under rights similar to the preferred shareholders. The holders of these shares have the right, at their option at any time after July 9, 2000, to convert each outstanding share of Class B Preferred Stock, Series 2 into five fully paid and non-assessable shares of the Company's common stock. Additionally, each holder of these shares shall be entitled to vote at all

                                USA DIGITAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 1999


     meetings of the shareholders and shall have one vote for each share held. In accordance with the Securities and Exchange Commission Staff Accounting Bulletin 55, the carrying value of the Convertible Preferred B, Series 2 Stock will be accreted, using the interest method, over the period from the Acquisition Date to the redemption date of July 2, 2002 to increase the carrying value to its fixed redemption price of $4.00 per share (See Note
     11).

     As of December 31, 1999, $13,527 and $10,434 have been accreted to the Convertible Preferred B, Series 1 and 2 Stock, respectively. In absence of Retained Earnings, the total accretion of $23,961 for the period ended December 31, 1999, is presented as a deduction from Additional Paid in Capital in the Statement of Stockholders' Deficiency.

NOTE 9 - STOCKHOLDERS' DEFICIENCY

     (A)  COMMON AND PREFERRED STOCK

     The Company has authorized 50,000,000 shares of common stock, $.001 par value; 5,000,000 of Class A Preferred Stock, $.001 par value; and 5,000,000 shares of Class B Preferred Stock, $.001 par value. The preferred stock will have such rights and preferences as determined by the Board of Directors. As a result of the designation of 90,000 of "Class B Preferred stock as Class B Convertible Redeemable Preferred Stock Series 1 and 2" the authorized number of Class B Preferred Stock aggregates 4,910,000 shares as of September 30, 1999.

     During the three months ended September 30, 1999, the Company issued 25,000 shares of Common Stock for cash and 75,000 shares of Common Stock in exchange for debt. Such stock was issued at a discount due to certain factors, including the restricted nature of the shares issued and the limited trading volume of the Company's shares.

     During the three months ended December 31, 1999, the company issued 160,000 shares of common stock for cash and subscription receivable. For the same period, 325,000 shares, originally issued for the acquisition of Orlando Digital Telephone, were cancelled in accordance with the recession and settlement agreement (See Note 10(D)).

     Common Stock issued for consulting and advertising services as well as loan fees and for the acquisition of intangible assets during the periods presented was recorded at the fair market value of the stock at the grant dates, which was estimated to be $1.00 per share based on recent cash sales of the Company's common stock to unrelated parties.

                                USA DIGITAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 1999


     (B)  STOCK COMPENSATION

     (i)  Stock Option Plan

     The 1998 Compensatory Stock Option Plan (the "Plan") has been adopted by the Board of Directors of the Company and approved by the Company's stockholders. The plan was developed to provide a means whereby directors, officers, consultants, advisors or agents, employees or professional service providers of the Company may be granted non-qualified stock options to purchase common stock of the Company. The Plan does not provide for the issuance of "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code. As of December 31, 1999, the Company has reserved 1,500,000 shares of common stock for issuance upon the exercise of options granted under the Plan.

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

     As of December 31, 1999, no options have been granted under the Plan.

     (ii) Stock Options Granted Under Employment and Consulting Agreements

     During the year ended March 31, 1999 the Company issued 750,000 incentive stock options to an officer and 1,187,500 incentive stock options to consultants pursuant to certain employment and consulting agreements. During the nine months ended December 31, 1999, the Company issued an additional 282,500 stock options to directors of the Company, resulting in a total of 2,220,000 stock options granted as of December 31, 1999.

     In accordance with SFAS 123, for options issued to employees, the Company applies APB Option No. 25 and related interpretations in accounting for the options issued. Accordingly, no compensation cost has been recognized for options issued under the employment agreement as of March 31, 1999 and December 31, 1999. Had compensation cost for the Company's options been determined based on the fair market value of the warrants at the grant date, consistent with SFAS 123, the Company's net loss for the three months and the nine months ended December 31, 1999 would have been increased to the pro-forma amounts indicated below.

                                USA DIGITAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 1999

                                                     Three months ended        Nine months ended
                                                          03/31/99                 12/31/99
                                                          --------                 --------

Net loss                       As reported            $  (418,099)          $      (839,064)
                               Pro forma              $  (546,155)          $    (1,208,683)

Net loss per share             As reported            $     (0.13)          $         (0.29)
                               Pro forma              $     (0.18)          $         (0.42)


     The effect of applying Statement No. 123 is not likely to be representative of the effects on reported net income for future years due to, among other things, the effects of vesting.

     For  options  issued  to   consultants,   the  Company  applies  SFAS  123.
     Accordingly, consulting expense of $317,737 was charged to operations during the period ended March 31, 1999 with deferred consulting expense of $296,641 presented as a deduction from stockholders' equity at March 31, 1999. The deferred consulting expense is recognized ratably over the vesting period of the stock options through 2002. For the nine months and three months ended December 31, 1999 consulting expense of $145,077 and $48,359 has been recognized, resulting in deferred consulting expense of $151,564 at December 31, 1999. The deferred tax asset of $49,326 resulting from the consulting expense of $145,077 was fully offset by a valuation allowance at December 31, 1999 (See Note 1(H)). In addition, $4,125 was charged to operations for additional stock options granted and vested during the three months ended December 31, 1999.

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

     A summary of the options issued under the employment and consulting agreements as of December 31, 1999 and changes during the nine month period ended December 31, 1999 is presented below:

                                USA DIGITAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 1999


                                                                        Number of     Weighted Average
                                                                         Options       Exercise Price
                                                                        ---------     ----------------
     Stock Options
       Balance at beginning of period                                    1,937,500         $   2.13
       Granted                                                             282,500         $   4.04
       Exercised                                                                --               --
       Forfeited                                                                --         $     --
                                                                         ---------         ---------
       Balance at end of period                                          2,220,000         $   2.37
                                                                         =========         =========

     Options exercisable at end of period                                  700,000         $   1.40

     Weighted average fair value of options
      granted during the period                                            282,500         $   2.15

     The    following    table    summarizes
     information    about   stock    options
     outstanding at December 31, 1999:

                                        Options Outstanding                                     Options Exercisable
             --------------------------------------------------------------------------- ----------------------------------
                                                        Weighted
                                        Number           Average          Weighted         Number        Weighted
                  Range Of          Outstanding At      Remaining         Average       Exercisable       Average
                  Exercise           December 31,      Contractual        Exercise      At December,     Exercise
                    Price                1999              Life            Price          31, 1999         Price
                    -----                ----              ----            -----          --------         -----
                $    1.00 - 3.00       1,937,500        5.75 Years       $    2.13        562,500       $   1.23
                $    3.00 - 7.00         150,000        7.08 Years       $    5.83         25,000       $   3.00
                $           1.00          12,500        3.00 Years       $    1.00         12,500       $   1.00
                $    2.50 - 3.00          20,000        3.00 Years       $    2.75           --         $   --
                $    1.00 - 3.00         100,000        3.00 Years       $    2.00        100,000       $   2.00
                                                                          ---------                      --------
                                  ---------------                                      -----------
                                       2,220,000        5.67 Years       $    2.37        700,000       $   1.40
                                  ===============                                      ===========

     iii) Employee Stock Compensation Plan

     The 1998 Employee Stock Compensation Plan (Employee Compensation Plan) has been adopted by the Board of Directors of the Company and approved by the Company's stockholders. The plan was developed to provide a means whereby directors, officers, consultants, advisors or agents, employees or professional service providers of the Company may be granted common stock of the Company. Grants under the Employee Compensation Plan shall be determined by the Compensation Committee of the Board of Directors. As of December 31, 1999, the Company has

                                USA DIGITAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 1999


     reserved 1,000,000 shares of common stock for issuance under the Employee Compensation Plan and no shares may be issued under the Employee Compensation Plan after April 30, 2003. No shares have been issued under the Employee Compensation Plan as of December 31, 1999.

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

     In addition to the effect of Year 2000 issues on the Company's accounting and management systems, year 2000 issues may effect the Company's products and programs as they are primarily computer related. The Company's products have been developed and tested with regard to year 2000 compliance. All products were deemed to be Year 2000 compliant. The costs of such development and testing and validating were minimal and absorbed as part of the Company's normal quality control procedures. As of the date of this report the Company has not been effected by the Year 2000 issues.

     (B)  EMPLOYMENT AGREEMENTS

     On January 5, 1999 the Company entered into an employment agreement with its President. The effective date of this agreement is November 10, 1998, and is for a period of five years at which time it can be renewed by mutual agreement of both

                                USA DIGITAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 1999


     parties. The agreement may be terminated at any time by mutual written agreement by the parties. The consideration is $96,000 annually to be paid at regular payroll periods. As additional compensation, the Company has issued a total of 750,000 options excisable at annual intervals ranging from Jan. 5, 1999 to January 15, 2002 at varying exercise prices between $1.00 to $3.00 (see Note 9(B)).

     On November 18, 1999 the Company entered into an employment agreement with an employee (the "Employee") who was engaged to serve as the Director of Technical Support for Northern Florida. The effective date of this agreement is October 1999, and is for a period of three years. The agreement may be terminated at any time by mutual written agreement by the parties, upon sixty days prior written notice. As consideration for the Employee's services the Company agreed to pay an annual base salary of $31,200 and a monthly bonus based on the gross revenues of the Company. As additional compensation, the Company has issued a total of 15,000 shares of the Company's common stock and 20,000 stock options to purchase the Company's common stock excisable at annual intervals ranging from January 3, 2000 to January 3, 2001 at an exercise price of $2.50 per share for the first 10,000 stock options and $3.00 for the second 10,000 stock options (See Note 9(B)). Furthermore, the Company agreed to acquire a customer list from the Employee in exchange for outstanding debt of $14,000 bearing 12% interest per annum and 15% commission on all gross profits earned by the Company from any customer on the customer list.

     On November 18, 1999 the Company entered into an employment agreement with an employee (the "Employee") who was engaged to serve as the Director of Sales for Northern Florida. The effective date of this agreement is November 18, 1999 and is for a period of three years. The agreement may be terminated at any time by mutual written agreement by the parties, upon sixty days prior written notice. As consideration for the Employee's services the Company agreed to pay an annual base salary of $24,000 and a monthly bonus based on the gross profits of the Company. For the first year of employment, the Employee was granted a guaranteed draw against commissions so that the sum of the Employee's base salary and commissions would equal $52,000.

     (C) CONSULTING AGREEMENTS

     On January 5, 1999 the Company entered into a six month consulting agreement with an individual whereby the Company will be provided with identification, and introduction to a public shell for the purposes of effecting a reverse merger. As of October 1999, the agreement was extended through June 30, 2000. As consideration for the services provided the Company issued 10,000 shares of the Company's common stock in March 1999 and 25,000 shares of the Company's common stock in October 1999.

                                USA DIGITAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 1999


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

     On January 5, 1999, effective November 10, 1998, the Company entered into a two year consulting agreement with another consulting organization whereby the Company will be provided with advice with regard to corporate finance, evaluations of business partners, mergers and acquisitions and such other matters as requested. This agreement may be extended by mutual written agreement of the parties. As consideration for the services provided the Company shall pay a monthly fee of $5,000, plus $200/hr for any time in excess of 50 hours in any calendar month. As additional compensation, the Company issued a total of 437,500 stock options, exercisable at annual intervals ranging from January 5, 1999 to February 15, 2002 at varying exercise prices between $1.00 to $3.00. In October 1999, the exercise date of 125,000 originally issued with an exercise date of January 5, 1999, was retroactively changed to March 15, 2000 (see Note 9(B)).

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

     On October 6, 1999, the Company entered into a six month consulting agreement with an individual (the "Consultant"). Under the terms of the agreement, the Consultant is engaged to serve as a general consultant to primarily assist the Company with regard to public relations and the development and implementation of strategic plans. As

                                USA DIGITAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 1999


     consideration for the services provided, the Company agreed to pay the Consultant a monthly fee of $8,333.33. As additional compensation, the Company issued 50,000 shares of the Company's common stock in October 1999.

     (D) LITIGATION

     On February 2, 1999 Diverse Capital Corporation (Diverse) acquired Orlando Digital Telephone Corporation (ODT) in exchange for 325,000 shares of Diverse common stock and 625,000 shares of Diverse Convertible Preferred A stock. The 325,000 shares of common stock were issued to ODT shareholders, however, the 625,000 shares of Class A Convertible Preferred Stock were never issued (See Note 1(B)). Diverse reserved the right at the time of the closing to obtain an appraisal substantiating that the approximate value of ODT was $2.8 million. Subsequently, USA Digital, Inc., the successor to Diverse (See Note 1(B)), obtained an appraisal which did not substantiate such value, and, on May 14, 1999, in the Circuit Court in and for Hillsborough County, Florida, filed a complaint against ODT and its former shareholders seeking rescission of the ODT acquisition. The Defendants filed a Motion to Dismiss, which was served on the Company on June 19, 1999. On November 16, 1999, the two parties entered into a settlement agreement whereby they agreed to settle all current disputes. In accordance with the terms of the settlement agreement, the 325,000 shares of the Company's common stock originally issued in exchange for the acquisition of ODT have been returned to the Company and cancelled by the Company, and the Class A Convertible Preferred Stock to be issued as part of the February 2, 1999 contract were not issued and were cancelled by the Company. There are no further obligations whatsoever from or to the Company as of December 31, 1999.

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

                                USA DIGITAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 1999


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

                                USA DIGITAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 1999


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
                                                                =========

NOTE 12 - ACQUISITION OF SECURED AND UNSECURED CLAIMS

     On June 2, 1999 the Company entered into an agreement with Premium Internet, Corp. (Premium) to purchase Premium's $160,000 secured claim against Syncom, Inc., a Florida corporation currently doing business as Gator.net, an Internet Service Provider in Gainesville, Florida. Syncom, Inc. was under reorganization pursuant to Chapter 11 of the United States Bankruptcy Code. The purchase price for this security interest was $80,000, payable over 6 months from the date of the transaction. Under the terms of the agreement, Premium has assigned its security interest in the name "Gator.net", the Internet Service Provider's customer base, and some equipment, to the Company. Additionally, as of June 2, 1999, the Company entered into agreements with other parties to purchase $130,000 in unsecured debt of Syncom, Inc. for the sum of $30,100. According to the plan of reorganization, this unsecured debt will be repaid $0.25 on every $1.00 owed over a period of five years, resulting in a total amount due to the Company of $32,500 and a current amount due of $6,500 (See Note 4). On December 27, 1999 the United States Bankruptcy Court approved the plan of reorganization.

     As of December 31, 1999, the Company has paid $20,000 to Premium and a total of $7,600 to the sellers of the unsecured debt in accordance with the agreements.

     Additionally, the Company advanced an amount of $13,363 cash and 55,000 shares of its common stock valued at $330,000 or $6.00 per share based upon the trading price of the common stock on June 1, 1999 to the purchaser of all of the outstanding common stock of Syncom, Inc. The advances of common stock is presented as a deduction from stockholders' equity. The total advances, aggregating $343,363, is secured by the common stock acquired and evidenced by a promissory note accruing interest at 8% per annum. The Company had the right to obtain the stock of Syncom in satisfaction of amounts due under the promissory note. (See Note 12(B) relating to the acquisition of Syncom, Inc.

                                USA DIGITAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 1999


NOTE 13 - SUBSEQUENT EVENTS

     (A) Private Placements

     In January 2000, the Company issued a Private Placement Memorandum, pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended, to offer 500,000 shares of the Company's common stock at a purchase price of $2.00 per share. At the Company's discretion, the Company may issue up to an additional 200,000 shares of the Company's common stock at a purchase price of $2.00 per share. As of the date of this report, the Company had received paid subscriptions for shares aggregating $1,359,000, at which point the offering was closed.

     (B) Acquisition of Subsidiary

     On January 3, 2000 (the "Acquisition date") the Company purchased all of the issued and outstanding stock of Syncom, Inc. ("Syncom"), a Florida based Internet Service Provider that has been in business since June 1998 in exchange for the cancellation of a promissory note of $343,363. The acquisition was accounted for under the purchase method of accounting, and accordingly the results of operations of Syncom are included in the Company's consolidated financial statements from the Acquisition date.

     The following unaudited information reflects the fair market values of the assets acquired and the liabilities assumed:

             Cash                                                    $   14,221
             Accounts receivable                                         34,895
             Property and equipment                                      43,545
             Customer list                                              515,200
             Goodwill                                                   137,353
             Accounts payable                                           (69,530)
             Payables under Plan of
              Reorganization due to USA Digital                        (231,540)
             Payables under Plan of
              Reorganization                                           (100,781)
                                                                      ----------
                                                                     $  343,363
                                                                      ==========

                                USA DIGITAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 1999


     (C) Employment Agreement

     On February 1, 2000 (the "Effective Date"), the Company entered into an employment agreement (the "Agreement") with a director of the Company (the "Employee") who was engaged to serve as the Chief Executive Officer of the Company. The term of the Agreement is for a period of five years. As consideration for the Employee's services the Company agreed to pay an annual base salary of $160,000, a monthly car allowance of $1,000 and medical insurance. As a signing bonus, the Company has issued to the Employee 100,000 stock options to purchase the Company's common stock exercisable at the execution of the Agreement at an exercise price of $3.50 per share. As additional compensation, the Company has issued a total of 500,000 stock options to purchase the Company's common stock exercisable at annual intervals ranging from January 3, 2001 to January 3, 2004 at exercise prices ranging from $3.50 to $6.00.

     (D) Conversion of Debt

     In January 2000, the two convertible  debentures plus accrued interest (see
     Note 7 (C)) were converted into 51,500 shares of the Company's common stock. Furthermore, balances owed to two consultants and the President of the Company of a total of approximately $164,000 were converted into a total of 164,000 shares of the Company's common stock.

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

     On February 26, 1999, Blazoon Systems Incorporated ("Blazoon"), a Colorado corporation, that was an inactive publicly held company with no recent operating history entered into an agreement and Plan of Reorganization (the "Acquisition") with Diverse Capital Corp. ("Diverse"), a Florida corporation incorporated on July 9, 1998 to merge Diverse into Blazoon. From its inception, through March 4, 1999, Diverse was engaged in the development of its business plan and infrastructure to become a convergent communications company. The Acquisition was consummated on March 4, 1999. Under the terms of the Acquisition, Blazoon issued 1,235,000 shares of its common stock to the stockholders of Diverse in exchange for 100% of the issued and outstanding common stock of Diverse in exchange for 100% of the issued and outstanding common stock of Diverse. The Company also agreed to issue 625,000 shares of its Class A Preferred Stock to be issued to the stockholders of Orlando Digital Telephone Corporation (a pending acquiree of Diverse at that time) in exchange for 100% of the issued and outstanding preferred stock of Diverse. The 625,000 shares of Class A Preferred Stock was never issued and the Company has rescinded its acquisition of Orlando Digital Telephone.

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

     The Company may from time to time make written or oral "forward-looking statements." These forward-looking statements may be contained in this quarterly filing with the Securities and Exchange Commission the ("SEC"), the Annual Report to Shareholders, other filings with the SEC, and in other communications by the Company, which are made in good faith pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The words "may", "could", "should", "would", "believe", "anticipate", "estimate", "expect", "intend", "plan", and similar expressions are intended to identify forward-looking statements.

     Forward-looking statements include statements with respect to the Company's beliefs, plans, objectives, goals, expectation, anticipations, estimates and intentions, that are subject to significant risks and uncertainties. The following factors, many of which are subject to change based on various other factors beyond the Company's control, and other factors discussed in this Form 10-QSB, as well as other factors identified in the Company's filings with the SEC and those presented elsewhere by management from time to time, could cause its financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements:

     o the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations;
     o the timely development of and acceptance of new products and services and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services;
     o the willingness of users to substitute competitors' products and services for the Company's products and services;
     o the Company's success in gaining regulatory approval of their products and services, when required;
     o    the impact of technological changes;
     o    acquisitions; and
     o the Company's success at managing the risks involved in their business.

     The list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 1999 AND MARCH 31, 1999

     Total assets increased $786,056 to $1,660,380 million at December 31, 1999 from March 31, 1999. The increase is primarily attributable to the acquisition of DSA Computers, Inc., ("DSA") and TEAM, Inc. ("TEAM") during the three months ended December 31, 1999 which resulted in assets of $185,673 and $142,028, respectively, being acquired by the Company at the acquisition date, and an increase in capitalized lease equipment of $292,952. The increase in the Company's cash and cash equivalents of $2,270 over the nine month period ended December 31, 1999 was primarily due to the aforementioned acquisitions. The increase in receivable and note receivable, current portion, and note and loan receivables non-current of $58,903, $32,000, $71,600, respectively can be attributed to the Company's purchase of certain unsecured and secured claims of Syncom, Inc. Total deposits increased by $60,382 primarily as a result of the execution of a new capital lease for telephone switching equipment. As a result of the subsequent purchase of Syncom, Inc. the Company's property and equipment will increase by $43,545. Intangible assets comprised of goodwill and a customer base will increase by $652,553, and net payables excluding inter-company debt will increase by $121,195.

     Total liabilities increased $800,461 to approximately $1.6 million at December 31, 1999 from March 31, 1999. This increase is primarily attributable to a $209,980 increase in accounts payable and accrued expenses, a $127,821 increase in current capitalized lease obligations and a $118,932 increase in non-current capitalized lease obligations associated with its order of telephone switching equipment, as well as an increase in the amount due to related parties of $177,957 and $82,576, respectively that were primarily incurred as a result of loans received for financing activities and salary deferments.

RESULTS OF OPERATIONS FOR THE PERIODS ENDED DECEMBER 31, 1999

     The Company incurred a net loss of $418,099, or $0.13 per share, for the three months ended December 31, 1999 and $839,064, or $0.29 per share, for the nine months ended December 31, 1999. The net losses reflect losses from operations for the three months ended December 31, 1999 of $417,649 and $878,840 for the nine months ended December 31, 1999, partially offset by a $40,700 onetime gain associated with cancellation and the subsequent renegotiation of a telephone switching equipment lease.

     In the three month period ended December 31, 1999, the Company generated $822,790 in revenues. The Company did not generate any revenues in the corresponding period of 1998, in which the Company was still in its developmental stage. This increase in revenue is attributed to the Company's acquisition of DSA Computers and T.E.A.M. which accounted for $427,088 and $395,702, respectively, in revenues during this period. The Company did not generate any revenues from its Internet & Telephone Services divisions during this period. However, the Company expects to achieve revenues from both of these divisions in the three month period ending March 31, 2000.

     For the nine month period ended December 31, 1999, the Company generated $1,318,924 in total revenues. Since the Company has only been in existence since July 1998, there are no corresponding nine month revenues. For the three month period ended December 31, 1999, cost of sales equaled $471,978 yielding a gross profit of $350,812 or 43%. For the nine month period ending December 31, 1999, the cost of sales was $755,971, yielding a gross profit of $562,953 or 43%.

     For the nine month period ended December 31, 1999, the Company incurred total operating expenses of $1,441,793. For the current period the Company's loss from operations was $417,649 as compared to $45,052 during the same period of 1998. Again the majority of this loss is attributed to the $218,906 and $70,670 expended on consultants and on professional fees, respectively, to create the necessary infrastructure to advance the Company.

     Operating expense increased during the current period to $768,461 from $45,052 during the corresponding period in 1998. This increase in expenses is attributed to an increase of $302,039 in salaries and wages to support the Companies acquisitions and operations and $218,906 paid to consultants primarily in the form of stock to assist with the formation of the infrastructure of the Company. The remainder of the increase in expenses is attributed to operational costs and professional fees incurred to support the newly acquired companies. In the nine month period ended December 31, 1999, total operating expenses were $1,441,993 and the Company had a $878,840 loss from operations for the period.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's strategy is to acquire established Internet service providers, computer/network integrators, telephone interconnect companies, and switchless resellers mostly in exchange for the Company stock. As such, the Company does not anticipate requiring large sums of money to consummate its anticipated acquisitions. However, the Company does anticipate incurring expenses relating to the completion of future acquisitions, required deposits, and switching activities. The Company believes that the funds raised in its private placement completed in February 2000 will be sufficient to meet these needs for the next 12 months.

YEAR 2000 ISSUE

     Based on a review of the Company's business since January 1, 2000, the Company has not experienced any material effects of the year 2000 problem. Although the Company has not been informed of any material risks associated with the year 2000 problem from third parties, there can be no assurance that the Company will not be impacted in the future. The Company will continuously monitor its business applications and maintain contact with its third party vendors and key business partners to resolve any year 2000 problems that may arise in the future.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On February 2, 1999, Diverse Capital Corporation (Diverse) acquired Orlando Digital Telephone Corporation (ODT) in exchange for 325,000 shares of Diverse common stock and 625,000 shares of Diverse Convertible Preferred A stock. The 325,000 shares of common stock were issued to ODT shareholders, however, the 625,000 shares of Class A Convertible Preferred Stock were never issued. Diverse reserved the right at the time of the closing to obtain an appraisal substantiating that the approximate value of ODT was $2.8 million. Subsequently, USA Digital, Inc., the successor to Diverse, obtained an appraisal which did not substantiate such value, and, on May 14, 1999, in the Circuit Court in and for Hillsborough County, Florida, filed a complaint against ODT and its former shareholders seeking rescission of the ODT acquisition. The Defendants filed a Motion to Dismiss, which was served on the Company on June 19, 1999. On November 16, 1999, the two parties entered into a settlement agreement whereby they agreed to settle all current disputes. In accordance with the terms of the settlement agreement, the 325,000 shares of the Company's common stock originally issued in exchange for the acquisition of ODT have been returned to the Company and canceled by the Company, and the Class A Convertible Preferred Stock to be issued as part of the February 2, 1999 contract were not issued and were canceled by the Company. There are no further obligations whatsoever from or to the Company as of December 31, 1999.

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

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     In January 2000, the Company commenced an offering of 500,000 shares of the Company's common stock at a purchase price of $2.00 per share. The Company had the option, at its sole discretion, to issue up to an additional 200,000 shares of the Company's common stock at a purchase price of $2.00 per share. As of February 8, 2000, the Company had received subscriptions for shares aggregating $1,359,000, at which point the offering was closed.

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

                         USA DIGITAL, INC.

                         By: /s/ Mark D. Cobb
                            ----------------------------------------------------
                            Mark D. Cobb
                            President (principal executive officer and principal accounting officer)

Date: February 15, 2000