Form 10-K
period 2000-03-31
USA DIGITAL INC
filed 2000-06-30
CIK 1094563

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 12b-25


                                               Commission File Number:   0-27481


                           NOTIFICATION OF LATE FILING


  (Check One): [X] Form 10-K [ ] Form 11-K [ ] Form 10-Q [ ] Form N-SAR For Period Ended: March 31, 2000
                 ------------------------------------------------------
[ ] Transition Report on Form 10-K           [ ] Transition Report on Form 10-Q
[ ] Transition Report on Form 20-F           [ ] Transition Report on Form N-SAR
[ ] Transition Report on Form 11-K
For the Transition Period Ended:________________________________________________

      Read attached instruction sheet before preparing form. Please print or type.

      Nothing in this form shall be construed to imply that the Commission has verified any information contained herein.

      If the notification relates to a portion of the filing checked above, identify the Item(s) to which the notification relates: Annual Report on Form 10-KSB.

                         PART I. REGISTRANT INFORMATION

Full name of registrant  USA Digital, Inc.
                       -------------------
Former name if applicable
Address of principal executive office (Street and number)
100 West Lucerne Circle, Suite 600
-----------------------------------
City, State and Zip Code Orlando, Florida 32801
                        -----------------------

                        PART II. RULE 12b-25 (b) AND (c)

      If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed. (Check appropriate box.)

     [X] (a) The reasons described in reasonable detail in Part III of this form could not be eliminated without unreasonable effort or expense;

     [X] (b) The subject annual report, semi-annual report, transition report on Form 10-K, 20-F, 11-K or Form N-SAR, or portion thereof will be filed on or before the 15th calendar day following the prescribed due date; or the subject quarterly report or transition report on Form 10-Q, or portion thereof will be filed on or before the fifth calendar day following the prescribed due date; and

     [ ] (c) The accountant's statement or other exhibit required by Rule 12b-25(c) has been attached if applicable.

                               PART III. NARRATIVE

     State below in reasonable detail the reasons why Form 10-K, 11-K, 20-F, 10-Q, N-SAR or transition report portion thereof could not be filed within the prescribed time period. (Attach extra sheets if needed.)

     The Registrant has encountered unanticipated delays in compiling and consolidating the financial information from its subsidiaries necessary to complete the audited financial statements for its Annual Report on Form 10-KSB.

     As a result of the foregoing unusual circumstances and in the interest of full and accurate disclosure to the Commission and to current stockholders and to avoid incurring unreasonable effort or expense, the Registrant requires additional time to prepare its Form 10_KSB filing. The Registrant anticipates that the filing will be made as required under Rule 12b-25(b)(2)(ii).

                           PART IV. OTHER INFORMATION

(1)  Name  and  telephone  number  of  person  to  contact  in  regard  to  this notification
      Mark D. Cobb, President                          (813)  230-9100
--------------------------------------------------------------------------------
               (Name)                             (Area code) (Telephone number)

(2) Have all other periodic reports required under Section 13 or 15(d) of the Securities Exchange Act of 1934 or Section 30 of the Investment Company Act of 1940 during the preceding 12 months or for such shorter period that the registrant was required to file such report(s) been filed? If the answer is no, identify report(s).
                                                                  [X] Yes [ ] No

(3) Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof?
                                                                  [ ] Yes [X] No

     If so: attach an explanation of the anticipated change, both narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made.

                                USA Digital, Inc.
     ----------------------------------------------------------------------
                  (Name of Registrant as specified in Charter)

has caused this notification to be signed on its behalf by the undersigned thereunto duly authorized.

                                            USA DIGITAL, INC.



Date:  June 29, 2000                        By:  /s/  Mark D. Cobb
     ---------------                             -------------------------
                                                 Mark D. Cobb
                                                 President

     INSTRUCTION: The form may be signed by an executive officer of the registrant or by any other duly authorized representative. The name and title of the person signing the form shall be typed or printed beneath the signature. If the statement is signed on behalf of the registrant by an authorized representative (other than an executive officer), evidence of the representative's authority to sign on behalf of the registrant shall be filed with the form.


--------------------------------------------------------------------------------
                                   ATTENTION
INTENTIONAL  MISSTATEMENTS  OR OMISSIONS  OF FACT  CONSTITUTE  FEDERAL  CRIMINAL
                        VIOLATIONS (SEE 18 U.S.C. 1001).
--------------------------------------------------------------------------------

                              GENERAL INSTRUCTIONS

1. This form is required by Rule 12b-25 (17 CFR 240.12b-25) of the General Rules and Regulations under the Securities Exchange Act of 1934.

2. One signed original and four conformed copies of this form and amendments thereto must be completed and filed with the Securities and Exchange Commission, Washington, D.C. 20549, in accordance with Rule 0-3 of the General Rules and Regulations under the Act. The information contained in or filed with the form will be made a matter of public record in the Commission files.

3. A manually signed copy of the form and amendments thereto shall be filed with each national securities exchange on which any class of securities of the registrant is registered.

4. Amendments to the notifications must also be filed on form 12b-25 but need not restate information that has been correctly furnished. The form shall be clearly identified as an amended notification.

5. Electronic Filers. This form shall not be used by electronic filers unable to timely file a report solely due to electronic difficulties. Filers unable to submit a report within the time period prescribed due to difficulties in electronic filing should comply with either Rule 201 or Rule 202 of Regulation S-T (ss.232.201 or ss.232.202 of this chapter) or apply for an adjustment in filing date pursuant to Rule 13(b) of Regulation S-T (ss.232.13(b) of this chapter).