Form 10KSB
period 2000-03-31
USA DIGITAL INC
filed 2000-07-14
CIK 1094563

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2000

                         Commission File No.: 000-27481

                                USA DIGITAL, INC.
                 (Name of small business issuer in its charter)

            NEVADA                                              59-3560920
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                       100 WEST LUCERNE CIRCLE, SUITE 600
                                ORLANDO, FL 32801
                    (Address of principal executive offices)

                                 (813) 230-9100
                           (Issuer's Telephone Number)

         Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                          COMMON STOCK, $.01 PAR VALUE
                                (Title of Class)

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing  requirements for the past 90 days.
Yes X  No
   ---   ---

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Revenues for the issuer's fiscal year ended March 31, 2000 were $2,523,386.

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, as of a specified date within the last 60 days. On June 14, 2000: $28,100,000.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. USA Digital, Inc. had 9,754,070 shares outstanding as of June 14, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The definitive proxy statement pursuant to Regulation 14A to be delivered to the Commission for filing which has not previously been mailed to the Commission is incorporated by reference into Parts II and III of this report.

Transitional Small Business Disclosure Format (check one):  Yes    No X
                                                               ---   ---

                                TABLE OF CONTENTS

                                                                                                                               Page
                                                                                                                               ----
PART I
         ITEM 1.     DESCRIPTION OF THE BUSINESS ..............................................................................  1
         ITEM 2.     DESCRIPTION OF PROPERTY ..................................................................................  7
         ITEM 3.     LEGAL PROCEEDINGS ........................................................................................  7
         ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ......................................................  9

PART II
         ITEM 5.     MARKET FOR USA DIGITAL'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS ...................................  9
         ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ....................  9
         ITEM 7.     FINANCIAL STATEMENTS ..................................................................................... 10
         ITEM 8.     CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE ........................ 10

PART III
         ITEM 9.     DIRECTORS AND EXECUTIVE OFFICERS OF USA DIGITAL; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT ....... 10
         ITEM 10.    EXECUTIVE COMPENSATION ................................................................................... 11
         ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT ........................................... 11
         ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ........................................................... 11
         ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K ......................................................................... 11

                                     PART I

ITEM 1.   DESCRIPTION OF THE BUSINESS

GENERAL

          On March 5, 1999, USA Digital, Inc. (the "Company") was incorporated in the State of Nevada. The Company is a holding company whose mission is to build a highly integrated convergent communications company. The Company seeks to acquire Internet service providers, telephone interconnect companies, computer/network integrators, and switchless resellers.

          On March 4, 1999, Blazoon Systems Incorporated ("Blazoon"), a Colorado corporation, an inactive publicly held company with no recent operating history, acquired 100% of the outstanding common stock of Diverse Capital Corp. ("Diverse"), a Florida corporation incorporated on July 9, 1998, in exchange for 1,235,000 shares of Blazoon common stock. From its inception through March 4, 1999, Diverse was engaged in the development of its business plan and infrastructure to become a convergent communications company. Subsequent to the acquisition, the prior shareholders of Diverse owned approximately 55% of the voting common stock of Blazoon.

          On March 9, 1999, the Company consummated a merger agreement with Blazoon with the Company as the surviving entity. The Company entered into the March 9, 1999 transaction with Blazoon in order to: (1) redomicile Blazoon as a Nevada Corporation in order to take advantage of the more favorable corporate law and franchise tax of Nevada; (2) effect the name change from Blazoon to USA Digital, Inc.; and (3) to create a public market for USA Digital, Inc. common stock so that the Company could more easily raise the capital necessary to carry out its business plan.

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

         These services are most efficiently provided by a vendor that has a local presence so as to ensure these businesses that their Internet requirements will receive priority treatment. The Company believes that through the implementation of its strategy to acquire, or roll-up, computer hardware integrators, telephone interconnect (phone equipment vendors) companies, and Internet service providers and other synergistic partners combined with its status as a full-service communications company will enable it to capitalize on this convergence.

         In addition, the Telecommunications Act of 1996 (the "Telecom Act"), the first comprehensive rewrite of the Communications Act of 1934, has dramatically changed the ground rules for competition and regulation in virtually all sectors of the communications industry, from local and long-distance telephone services, to cable television, broadcasting and equipment manufacturing.

         Under the Telecom Act, a distinction is made between those carriers that own and operate their own switch (facility-based) and those entities that do not own their own switch (non-facility based) and utilize someone else's switch. Under this legislation, all facility-based carriers are entitled to equal access to the incumbent local exchange carrier (e.g., BellSouth) network. This means that the local operating company must allow all facility-based carriers access to their infrastructure (co-location) at wholesale rates so that these new entrants into the telecommunications arena can compete effectively against the incumbents. Therefore, under the Telecom Act, only facility-based carriers benefit from the legislative deregulation of the industry that provides equal access to the incumbent local exchange carriers network. Non-facility-based carriers must gain access or co-location to a switch in order to benefit from the industry deregulations.

         The Company believes that the impact of this legislation will be three-fold.

                  o Deregulation will allow new-comers, such as USA Digital, to successfully penetrate the communication markets if they can offer the consumer alternative services at competitive prices with the emphasis on quality service.

                  o The valuations of non-facility based carriers will be drastically reduced thus make the acquisition of these entities both cost effective and attractive to the Company at this time. Previously, some of these companies had occupied a very profitable niche in the market place following the AT&T divestiture in the mid-' 80's, but due to the Telecom Act's preferential treatment of facility-based carriers, many switchless resellers have watched their valuation drop from a high of 10 times monthly revenues to their current valuation of 1-3 times monthly revenues.

                  o A company that has the ability to satisfy all of the consumers' communications needs by providing all of these products and services (ie. phone equipment, computer hardware/software integration, local & long distance services, and Internet solutions) through one service provider will possess a competitive advantage and have a greater probability of long term retention of that customer.

                  The Company intends to capitalize on the convergence in the communications industry and legislative changes through the acquisition of strategic partners that have a recognized presence and customer base in its particular market and region, and by offering these newly acquired customers a complete package of products and services.

PRODUCTS CURRENTLY OFFERED

                  The Company currently offers the following products and services to its customers.

         o        COMMUNICATIONS EQUIPMENT SALES AND SERVICE.

         The Company currently provides telecommunications and computer equipment sales and service through its wholly owned subsidiaries TEAM, Inc., Comsys Inc., and IBTS, which have been marketing their products and services for 14, 19, and 18 years, respectively. More specifically, these companies offer PBX systems, electronic key systems, call technology servers, voice mail systems, automatic call distributors and network and computer wiring to their customers.

COMPUTER AND NETWORK INTEGRATION PRODUCTS AND SERVICES.

         The Company offers computer hardware and software, network integration technology and engineering products and services for small and medium size businesses. More specifically, the Company offers network and computer wiring, systems integration services and consulting, fire wall installation, local area network ("LAN") and wide area network ("WAN"), implementation and maintenance and management of those products and services through its wholly-owned subsidiary, DSA Computers, Inc. DSA has been marketing these products and services since 1991.

         o        INTERNET PRODUCTS AND SERVICES.

         The Company currently provides a full line of Internet services through its wholly owned subsidiary Syncom, Inc. doing business as "GatorNet". More specifically, through Gator.net, the Company offers Dial up Internet access service to the business and residential customers, focused on easy user interface and access to information on the World Wide Web. Through Gator.net, USA Digital also provides Web services, including Web page production and hosting, Web page design, and Interactive Web-based business services, database management, broadcast audio and video applications and Internet marketing. Gator.Net has been marketing these products for two years.

PRODUCTS TO BE OFFERED IN THE FUTURE

         The Company will continue to provide Internet services, communications equipment products and services, computer hardware and software, and network integration products and services. In addition to these products and services, the Company plans to begin offering a full line of local, long distance telephone services, expanded Internet services (e.g, "VOIP" "DSL" & "ATM"), and wireless solutions within the next 90 days.

         o        LOCAL, LONG DISTANCE AND WIRELESS TELEPHONE SERVICE

         The Company plans to become a provider of comprehensive local and long distance telephone services including:

                  o        Toll free 800/888 calling services;

                  o        Traditional One Plus long distance calling services;

                  o        WATS;

                  o        International telephone services;

                  o        Calling cards;

                  o        Debit cards and operator services;

                  o Digital private line services (including ATM, Frame Relay, WAN and LAN); and

                  o        Traditional local private line services.

         In this regard, the Company has entered into an agreement with Lucent Technologies, Inc. for the purchase of $25 million of network equipment over a three-year period. Financing for this equipment is being provided by Gallant Capital and Finance, LLC., pursuant to an agreement which provides up to $30 million in financing. The Company took delivery of Lucent's initial equipment order on July 1, 2000.

         Additionally, the Company has leased from Siemens one Digital Central Office Long Distance Switch, which is installed at the Company's Orlando office. Once these switches are operational, the Company will be able to provide all of the above products to its customers in the Orlando, Tampa, Gainesville, and Miami markets of Florida. The initial switches are expected to be operational prior to September 1, 2000.

         Further, once the switches are operational, the Company will have an additional revenue source by providing Internet services to companies who are providing Internet service, web hosting and local and long distance service, but which require access to local telephone company connections. The Company has developed a plan designed to enable it to expand and to provide all of these services to the remaining eight states in the BellSouth region within the next 30 months.

         The Company has entered into sales/interconnection agreements with BellSouth, Sprint and GTE. These agreements will allow the Company to purchase network services from BellSouth, Sprint and GTE at cost, as well as to resell local and long distance services to its customers under a wholesale purchase agreement. These agreements are currently in full force, however, they will require an initial deposit once the Company's switches are operational and service is ordered.

          In order to provide local and long distance telephone services, it was necessary for the Company to be certified as a Competitive Local Exchange Carrier (CLEC) and Inter-Exchange Carrier (IXC) by the Florida Public Service Commission and the FCC. The Company's CLEC and IXC applications were approved by the Florida Public Service Commission on March 3, 2000 and April 4, 2000, respectively.

         In order to complement its entry into the local and long distance telephone market, the Company will offer wireless telephone solutions to its customers. The Company intends to enter into a resale agreement with a cellular company to enable the Company to provide wireless services to its customers under the USA Digital, Inc. name. The Company will not be required to obtain any additional licenses or other regulatory approvals to provide wireless services.

         The Company does not currently generate revenues from co-location services, local or long distance services, or wireless telephone products and services. The Company currently offers local and long distance telephone products and services to its customers. Local service is offered under the re-sale agreements with Bell South, Sprint or GTE. Long distance is offered under a re-sale agreement with Qwest. Until an agreement is reached with a cellular company, the Company will not be able to provide wireless services to its customers or generate revenues from the sale of such products and services. Until its local and long distance telephone switches are operational, the Company will not be able to offer co-location services.

         o        INTERNET SERVICES

         On January 6, 2000, the Company acquired 100% of the stock in Syncom, Inc. a Gainesville, Florida based Internet Service provider d/b/a Gator.net. Through the combination of Gator.net's operation and the activation of the Lucent equipment the Company will be positioned to offer the following broad array of Internet services to its customers:

                  o        Dedicated   high-speed   broadband   Internet  access
                           services to the small and medium size business user, including the following:

                  o ATM (Asynchronous Transfer Mode) is a network protocol that allows the use of multiple transmission protocols such as TCP/IP (Transmission Control Protocol/Internet Protocol). Utilizing multiple protocols allows for bandwidth on demand and providing voice, data and video over the same circuit. It is the latest technology in high-speed broadband transmission, and being used as the basis for next-generation networks and switching equipment.

                  o SDSL (Synchronous Digital Subscriber Line) is a high-speed digital telephone connection used primarily for Voice Over IP ("VOIP") and high-speed transmission of voice and data over standard telephone lines. Internet Service Providers provide this service to their subscribers to allow them high-speed Internet connectivity. Transmission is 2.3 million bits per second (mbps) in both directions.

                  o ADSL (Asymmetric Digital Subscriber Line) is a high-speed digital telephone connection, used primarily for the high-speed transmission of voice and data over standard telephone lines. Internet Service Providers provide this service to their subscribers to allow them high-speed Internet connectivity. Transmission is 1.544 million bits per second (mbps) in one direction and 576 thousand bits per second (kbps) in the other, although not as fast as SDSL.

                  o ISDN (Integrated Services Digital Network) is a 126 kbps digital telephone connection used primarily for the transmission of voice and data. The speed is twice as fast as the traditional modem used today, although not as fast as ADSL.

                  o T-1 and Fractional T-1 (Transmission System 1) and DS-1 (Digital System 1), are high-capacity, high-speed digital four wire circuits used to connect an end user to the local telephone company, their Internet service provider, or their long distance company. It is also used to connect telephone companies and Internet companies together. T-1 by design transmits a digital signal over a four-wire circuit at the rate of 1,544,000 bits per second (1.544 mbps). By utilizing special equipment on each end of the circuit called channel banks or multiplexers, this one circuit can be split into 24 individual circuits at each end. Each of the 24 circuits can either be digital or analog (voice) and utilizes 65 kbps of the 1.544 mbps. T-1 is much more cost-effective than utilizing individual lines. A T-1 can also be used to extend the distance limitation of a DSL circuit, provided the appropriate equipment is at both ends.

                  o DS3 (Digital System 3) is a high-capacity, high-speed digital 4-wire circuit with 28 times the capacity of a T-1 or DS-1. It is the equivalent of 672 individual voice grade circuits. Telephone companies, Internet service providers, and long-distance companies use it to connect to one another.

                  o Dial up access service to the residential community, focused on easy user interface and access to information on the World Wide Web. The Company has taken delivery of Lucent Technologies, Inc. equipment that allows them to provide this service.

                  o Web services, including Web page production and hosting, Web page design, Interactive Web-based business services, (e.g. credit card processing), database management, broadcast audio and video applications and Internet marketing.

                  o        Electronic commerce.

                  o        Voice over Internet.

                  o        IP telephony.

                  Simultaneously with its acquisition program, the Company has developed its Internet infrastructure and Super Pop at its Gainesville, Florida facility. This facility is designed to provide access for the co-location of independent Internet service providers and inter-exchange carriers to allow for the integration of high-speed Internet access and Internet telephony utilizing fiber and broadband connectivity.

                  In addition to the businesses discussed above, the Company has targeted other businesses that it feels will be synergistic with the Company's business plan. These include Internet service providers, telephone interconnect companies, computer hardware and software companies, system/ network integrators, and switchless resellers. To date, the Company's management through its network of contacts, has identified many of these acquisition candidates and has closed the acquisitions of DSA Computers, Inc., C.A.T. Computers, TEAM, Inc., Comsys, Inc., IBTS and Syncom, Inc. in return for the Company's stock. Additionally, the Company is currently negotiating several further acquisitions where the consideration would solely be the Company's stock.

MARKET AREA

          The Company's target market is small to medium size businesses that need assistance moving into the information age so that they can take advantage of new markets as well as rapidly changing technologies. These businesses are generally accustomed to working with a local communication vendor to ensure that its communication needs receive the highest priority. Through the acquisition of computer hardware/network integrators, telephones interconnect companies,
Internet service providers, and switchless resellers, the Company will build a customer base that will purchase its convergent communications products. The Company intends to confine its business to the metropolitan areas of Florida (e.g. Orlando, Tampa, Gainesville, Miami, etc.) for the next 9-12 months, and thereafter, it intends to expand into the remaining eight states in the BellSouth region, which includes Florida, Georgia, North Carolina, South Carolina, Alabama, Tennessee, Mississippi, Louisiana and Kentucky.

COMPETITION

                  Virtually every aspect of the telecommunications industry is extremely competitive, and USA DIGITAL expects that competition will intensify in the future. The Company faces significant competition from carriers and other companies with greater market share and financial resources. USA DIGITAL will compete domestically with incumbent providers (Incumbent Local Exchange Carriers "ILEC"), which have historically dominated local telecommunications, and with long distance carriers, for the provision of long distance services. Sometimes the incumbent provider offers both local and long distance services. The ILECs presently have numerous advantages as a result of their historic monopoly control over local exchanges. A continuing trend toward business combinations and alliances in the telecommunications industry may create significant new competitors to the Company. Many of the Company's existing and potential competitors have financial, personnel and other resources significantly greater than those of USA Digital.

The Company also faces competition from competitors in every area of their businesses, including competitive access providers operating fiber optic networks, in some cases in conjunction with the local cable television operator. Several competitors have announced the deployment of nationwide fiber networks using advanced state-of-the-art technologies. AT&T Corp. ("AT&T") and Sprint Corporation ("Sprint") have indicated their intention to offer local telecommunications services in major United States markets using their own facilities, including, in AT&T's case, the announced acquisition of the facilities and business of Teleport Communications Group, Inc., or by resale of the local exchange carriers' or other providers' services.

                  The Company may also be subject to additional competition due to the development of new technologies and increased availability of domestic and international transmission capacity. For example, even though fiber optic networks are now widely used for long distance transmission, it is possible that the desirability of such networks could be adversely affected by changing technology.

                  The telecommunications industry is in a period of rapid technological evolution, marked by the introduction of new product and service offerings and increasing satellite and fiber optic transmission capacity for services similar to those provided by USA DIGITAL. The Company cannot predict which of many possible future product and service offerings will be important to maintain its competitive position or what expenditures will be required to develop and provide such products and services. For most of the Company's communications services, the factor's critical to customer's choice of a service provider are cost, ease of use, speed of installation, quality, reputation and in some cases, geography and network size.

PERSONNEL

         As of June 30, 2000, the Company had 47 full-time employees. The employees are not represented by a collective bargaining unit and the Company considers its relationship with its employees to be good.

ITEM 2.  DESCRIPTION OF PROPERTY

OFFICES/PROPERTY

                  The following table sets forth certain information at March 31, 2000 regarding the Company's office facilities, which are owned or leased by the Company and certain other information relating to its property at that date.


                                                 ANNUAL             LEASE                SQUARE
                                                  RENT             EXPIRES              FOOTAGE
                                                  ----             -------              -------
100 West Lucerne Circle, Suite 600
Orlando, FL  32801                             $ 38,892        December 31, 2004         1,852

6702 Benjamin Road, Suite 300
Tampa, FL 33634                                $ 66,000        December 31, 2002         2,400

10001 N.W. 50th Street, Suite 105 Sunrise,
Florida 33351                                  $ 30,000        November 30, 2002         3,400

503 S.W. 2nd Avenue
Gainesville, Florida                             Owned                --                 4,000


ITEM 3.  LEGAL PROCEEDINGS

         The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings in the aggregate are believed by management to be immaterial to the Company's financial condition and results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR USA DIGITALS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock is traded on the OTC Electronic Bulletin Board under the symbol "UDIG." The table below shows the high and low sales price during the periods indicated. The Company's common stock began trading on March 26, 1999. At March 31, 2000, the last trading date in the Company's fiscal year, the Company's common stock closed at $6.25. At June 14, 2000, there were 9,754,070 shares of the Company's common stock outstanding, which were held of record by approximately 67 stockholders, not including persons or entities who hold the stock in nominee or "street" name through various brokerage firms.

         The following table shows the market range for the Company's common stock based on reported sales prices on the OTC Electronic Bulletin Board.


                       PERIOD                            HIGH (1)               LOW (1)
                       ------                            --------               -------
Fiscal year ended March 31, 1999
         March 26, 1999 to March 31, 1999 ..........  $      1.7500            $     1.5000

Fiscal year ended March 31, 2000

         Quarter Ended June 30, 1999 ...............         3.2500                  1.5000

         Quarter Ended September 30, 1999 ..........         2.3750                  0.4375

         Quarter Ended December 31, 1999 ...........         1.9375                  0.8125

         Quarter Ended March 31, 2000 ..............        10.8750                  0.6875

--------------------
(1) All figures adjusted to reflect a 2 for 1 stock split effected on March 3, 2000.

         The Company did not pay cash dividends in fiscal year 2000 and does not intend to do so for the foreseeable future. The Board of Directors considers paying dividends, dependent on the results of operations and financial condition of the Company, tax considerations, industry standards, economic conditions, regulatory restrictions and other factors.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The following discussion and analysis should be read in conjunction with the financial statements and related notes included elsewhere in this Form 10-KSB. The Company may from time to time make written or oral "forward-looking statements." These forward-looking statements may be contained in this Form 10-KSB filing with the Securities and Exchange Commission the ("SEC"), the Annual Report to Shareholders, other filings with the SEC, and in other communications by the Company, which are made in good faith pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of
1995. The words "may", "could", "should", "would", "believe", "anticipate", "estimate", "expect", "intend", "plan", and similar expressions are intended to identify forward-looking statements.

         Forward-looking statements include statements with respect to the Company's beliefs, plans, objectives, goals, expectation, anticipations, estimates and intentions, that are subject to significant risks and uncertainties. The following factors, many of which are subject to change based on various other factors beyond the Company's control, and other factors discussed in this Form 10-KSB, as well as other factors identified in the Company's filings with the SEC and those presented elsewhere by management from time to time, could cause its financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements:

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

          On March 4, 1999, Blazoon Systems Incorporated ("Blazoon"), a Colorado corporation, an inactive publicly held company with no recent operating history, acquired 100% of the outstanding common stock of Diverse Capital Corp. ("Diverse"), a Florida corporation incorporated on July 9, 1998, in exchange for 1,235,000 shares of Blazoon common stock. From its inception through March 4, 1999, Diverse was engaged in the development of its business plan and infrastructure to become a convergent communications company. Subsequent to the acquisition, the prior shareholders of Diverse owned approximately 55% of the voting common stock of Blazoon.

          On March 9, 1999, the Company consummated a merger agreement with Blazoon with the Company as the surviving entity. The Company entered into the March 9, 1999 transaction with Blazoon in order to: (1) redomicile Blazoon as a Nevada Corporation in order to take advantage of the more favorable corporate law and franchise tax of Nevada; (2) effect the name change from Blazoon to USA Digital, Inc.; and (3) to create a public market for USA Digital, Inc. common stock so that the Company could more easily raise the capital necessary to carry out its business plan.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2000 AND MARCH 31, 1999

         Total assets increased $2.8 million to $3.6 million at March 31, 2000 from March 31, 1999. The increase is primarily attributable to the sale of the Company's common stock in a private placement completed in February of 2000 which raised gross proceeds of $1.4 million, the conversion of debt to equity in the Company and acquisitions completed by the Company during the year. More specifically, the Company acquired DSA Computers, Inc. ("DSA"), TEAM, Inc. ("TEAM") and Syncom, Inc. (doing business as Gator.net, "Gator.net") as subsidiaries and the acquisition of the assets of Computer Advanced Technology Corp. ("CAT") during the year. These acquisitions in assets of $0.2 million, $0.1 million, $0.5 million and $0.09 million, respectively, being acquired by the Company at the acquisition date. The increase in the Company's cash and cash equivalents of $0.8 million over the year ended March 31, 2000 was primarily due to the aforementioned sale of common stock, conversion of debt to equity and acquisitions. In addition, the Company's property and equipment increased by approximately $0.7 million.

         Total liabilities increased $0.9 million to approximately $1.7 million at March 31, 2000 from March 31, 1999. This increase is attributed to a $0.3 million increase in accounts payable and accrued expenses, a $0.1 million increase in current capitalized lease obligations and a $0.1 million increase in non-current capitalized lease obligations associated with its order of telephone switching equipment. In addition, the redemption value of the preferred stock issued in connection with the acquisitions of DSA and TEAM was accounted for as temporary equity in the amount of $0.3 million. The Company also incurred a $0.2 million liability for unearned revenue during the year.

RESULTS OF OPERATIONS FOR THE YEARS ENDED MARCH 31, 2000 AND MARCH 31, 1999

         The Company incurred a net loss of $1.5 million, or $0.26 per share, for the year ended March 31, 2000 compared to $0.6 million, or $0.26 per share, for the period from July 9, 1998 (inception) to March 31, 1999.

         For the year ended March 31, 2000, the Company generated $2.5 million in total revenues. The Company did not generate any revenues in the corresponding period of 1999, in which the Company was still in its developmental stage. Of these revenues, $1.3 million were generated by the integrated communications services segment of the Company's operations which includes Internet products and services offered by Gator.net and the communications equipment products and services offered by TEAM. The acquisition of Gator.net in January of 2000 and TEAM in July of 1999 accounts for the increase in revenues for this segment during the year. Net incom for TEAM and Gator.net was $0.08 million during the year.

         During the year ended March 31, 2000, the parent company, which will offer local & long distance telephone service and high speed Internet access to its customers, did not generate revenues as its network infrastructure was not yet operational. Consequently, the parent company sustained a $1.4 million net loss for the year. The net loss for the parent company was comprised primarily of fees paid to consultants and expenses incurred to develop the telephone and Internet infrastructure of the Company. The Company projects that it will be able to provide all of its services by September 1, 2000.

         $1.2 million of the Company's revenues for the year were generated by the information integration services of the Company's operations which includes the network and computer hardware and software, wiring, systems integration services, consulting, fire wall installation, local area network ("LAN") and wide area network ("WAN") implementation and maintenance and management of those products offered by DSA. The acquisition of DSA accounts for the increase in revenues for this segment during the year. This segment incurred a $0.1 million net loss during the year.

         The Company's total operating expenses increased $3.4 million to $4.0 million for the year ended March 31, 2000 from the period from July 9, 1998 (inception) to March 31, 1999. This increase in expenses is attributed to increases in the cost of equipment sales and direct wages and network operating expenses reflecting operational costs and professional fees incurred to support the newly acquired companies. The increase is also attributed to a $0.3 million increase in fees paid to consultants to assist with the formation of the infrastructure of the Company. Operating expenses for the period from July 9, 1998 (inception) to March 31, 1999 were comprised primarily of consulting and start up costs. $0.9 million of expenses were paid in the form of stock or options which were measured at fair value when issued.

         Net  loss  applicable  to  common  stockholders   reflects  $18,750  of
accretions of preferred stock. Accretions are recorded on a straight-line basis over three years.

SUBSEQUENT EVENTS

         The Company acquired Comsys, Inc. and International Business Telephone in April of 2000. Because these companies were acquired subsequent to March 31, 2000, no revenues from either of these companies are reflected in the Company's financial statements included in this report. These entities are currently generating revenues and incurring expenses for the integrated communications services segment of the Company.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's strategy is to acquire established Internet service providers, computer/network integrators, telephone interconnect companies, and switchless resellers mostly in exchange for stock in USA Digital. As such, the Company does not anticipate requiring large sums of money to consummate its anticipated acquisitions. However, the Company does anticipate incurring expenses relating to the completion of future acquisitions, required deposits, and completing its network infrastructure. To that end, the Company has received a firm commitment on a $30.0 million line of credit of which $24.0 million is committed to the purchase of Lucent Technologies equipment and the remaining
$6.0 million may be used for general corporate and working capital purposes. Additionally, the Company is planning to raise additional capital in a private placement of its common stock. The Company believes that its line of credit and the funds raised in the proposed private placement together with operating revenues will be sufficient to fund its working capital needs for the next 24 months.

ITEM 7.FINANCIAL STATEMENTS

         The consolidated audited financial statements for the period March 31, 1999 to March 31, 2000 are included in pages F-1 through F-22 of this Annual Report on Form 10-KSB. This includes the following financial statements:

         Report of Independent Auditors
         Consolidated Balance Sheet -- At March 31, 2000;
         Consolidated Statements of Operations -- Year Ended March 31, 2000 and period from July 9, 1998 (inception) to March 31, 1999;
         Consolidated Statements of Changes in Shareholders' Equity -- Year Ended March 31, 2000 and period from July 9, 1998 (inception) to March 31, 1999;
         Consolidated Statements of Cash Flows -- Year Ended March 31, 2000 and period from July 9, 1998 (inception) to March 31, 1999; and
         Notes to Consolidated Financial Statements -- Year Ended March 31, 2000 and period from July 9, 1998 (inception) to March 31, 1999.

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On May 3, 2000, USA Digital declined to reappoint its independent public accountant, Weinberg & Company, P.A. ("Weinberg") for the fiscal year ended March 31, 2000. The decision to decline to reappoint Weinberg as the Company's independent public accountant was recommended and approved by the Board of Directors.

         During the two most recent fiscal years ending on March 31, 2000 and March 31, 1999, the financial statements of the Company did not contain any adverse opinion or a disclaimer of opinion, and the financial statements did not contain any qualified or modified opinion as to uncertainty, audit scope or accounting principles. In addition, there were no disagreements between the Company and Weinberg on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to Weinberg's satisfaction, would have caused Weinberg to make reference in connection with its report to the subject matter of the disagreement.

         Effective May 3, 2000, the Company appointed Ernst & Young LLP as the Company's independent public accountant for the fiscal year ending March 31, 2000.

                                    PART III

ITEM 9.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF USA  DIGITAL;  COMPLIANCE  WITH
         SECTION 16(A) OF THE EXCHANGE ACT

         The information included in USA Digital, Inc.'s Proxy Statement for the 2000 Annual Meeting of Shareholders ("Proxy Statement") is incorporated herein by reference: "Proposal 1, Election of Directors" and the following subsection entitled "Information About Board of Directors and Management": "Board of Directors," "Committees of the Board," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 10. EXECUTIVE COMPENSATION

         The  information  included in USA Digital,  Inc.'s  Proxy  Statement is
incorporated  herein  by  reference:   "Directors'   Compensation,"   "Executive
Compensation" (including the Summary Compensation Table), and "Benefit Plans".

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following information included in USA Digital, Inc.'s Proxy Statement is incorporated herein by reference: "Stock Ownership of Management" and "Security Ownership of Certain Beneficial Owners and Management."

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The  following   information   included  in  the  Proxy   Statement  is
incorporated herein by reference: "Transactions with Certain Related Persons."

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits. The following exhibits are either filed as part of this report or are incorporated herein by reference:


      Exhibit No.                    Description
      -----------                   -------------
         3.1      Certificate of Incorporation of USA Digital, Inc. (1)

         3.2      Bylaws of USA Digital, Inc. (1)

         4.3      Specimen  of  Stock  Certificate  of  USA  Digital,  Inc.  (1)

         10.1     Employment  Agreement  between USA  Digital,  Inc. and Mark D.
                  Cobb (1)

         10.2 Consulting Agreement between USA Digital, Inc. and Dunn Capital Corporation (1)

         10.3 Consulting Agreement between USA Digital, Inc. and Bell Entertainment, Inc. (1)

         10.4     1998 Compensatory Stock Option Plan (1)

         10.5     1998 Employee Stock Compensation Plan (1)

         10.6 Agreement and Plan of Reorganization by and among Blazoon Systems, Inc. and Diverse Capital Corporation dated February 26, 1999 (1)

         10.7 Acquisition Agreement made and entered into as of July 2, 1999 by and among USA Digital, Inc., DSA Computer, Inc., and David Seal (1)

         10.8 Amendment to Acquisition Agreement by and among USA Digital, Inc., DSA Computer, Inc. and David Seal (1)

         10.9 Employment Agreement by and between DSA Computers, Inc. and David Seal (1)

         10.10 Acquisition Agreement made and entered into as of June 7, 1999, by and among, USA Digital, Inc., Telephone Engineering and Maintenance, Inc., and H. Ralph Cole (1)

         10.11    Employment   Agreement  by  and  between  Telephone  Equipment
                  Maintenance, Inc., and H. Ralph Cole (1)

         10.12 Merger Agreement dated March 4, 1999 between USA Digital, Inc. and Blazoon Systems, Inc. (1)

         10.13 Employment Agreement by and between USA Digital, Inc. and Peter J. Lyons

         10.14 Employment Agreement by and between USA Digital, Inc. and Kenneth D. Allen

         21.1     Subsidiaries of the Registrant (1)

         27.1     Financial  Data  Schedule   (Submitted  only  with  filing  in
                  electronic format)

--------------------
    (1) Incorporated by reference to the Registration Statement on Form 10-SB (File #000-27375) as filed with the Securities and Exchange Commission on September 17, 1999, as amended.

    (b)  Reports on Form 8-K.

         NONE.

         This Form 10-KSB contains certain forward looking statements consisting of estimates with respect to the financial condition, results of operations and business of USA Digital, Inc. that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include: changes in general, economic and market conditions, or the development of an adverse interest rate environment that adversely affects the interest rate spread or other income anticipated from USA Digital's operations and investments.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

USA DIGITAL, INC.

By: /s/  Peter J. Lyons
    ---------------------------------------
    Peter J. Lyons, Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                  Name                                      Title                          Date
                  ----                                      -----                          ----
/s/ Peter J. Lyons                                Chief Executive Officer and a     July 14, 2000
----------------------------------------          Director (principal executive
Peter J. Lyons                                    officer)

/s/ Mark D. Cobb                                  President and a Director          July 14, 2000
----------------------------------------          (principal accounting officer)
Mark D. Cobb

/s/Donald E. Darden
----------------------------------------          Director                          July 14, 2000
Donald E. Darden

/s/  Daniel J. Montague
----------------------------------------          Director                          July 14, 2000
Daniel J. Montague

                                USA Digital, Inc.

                        Consolidated Financial Statements

                      Year ended March 31, 2000 and Period
                 from July 9, 1998 (inception) to March 31, 1999




                                    CONTENTS

Report of Independent Auditors..................................................................................F-2
Report of Independent Auditors..................................................................................F-3

Consolidated Financial Statements

Consolidated Balance Sheet......................................................................................F-4
Consolidated Statements of Operations...........................................................................F-5
Consolidated Statements of Changes in Stockholders' Equity......................................................F-6
Consolidated Statements of Cash Flows...........................................................................F-7
Notes to Consolidated Financial Statements......................................................................F-9

                         REPORT OF INDEPENDENT AUDITORS




To the Board of Directors
USA Digital, Inc.

We have audited the accompanying consolidated balance sheet of USA Digital, Inc. as of March 31, 2000 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of USA Digital, Inc. for the period from July 9, 1998 (inception) to March 31, 1999, were audited by other auditors whose report dated July 15, 1999 except for Notes 6 and 5(D) as included in the 1999 financial statements, as to which the dates are August 5, 1999 and October 18, 1999, respectively expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2000 financial statements referred to above present fairly, in all material respects, the consolidated financial position of USA Digital, Inc. as of March 31, 2000 and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting standards generally accepted in the United States.

                                               /s/ Ernst & Young LLP


Tampa, Florida
July 12, 2000

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors of:
  USA Digital, Inc.

We have audited the accompanying statements of operations, changes in stockholders' equity and cash flows of USA Digital, Inc. (a Development Stage Company) for the period from July 9, 1998 (inception) to March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of USA Digital, Inc. for the period from July 9, 1998 (inception) to March 31, 1999 in conformity with generally accepted accounting principles.



                                                     WEINBERG & COMPANY, P.A.




Boca Raton, Florida
July 15, 1999 except for Notes 6 and 5(D) as to which the dates are August 5, 1999 and October 18, 1999, respectively

                                USA DIGITAL, INC.

                           CONSOLIDATED BALANCE SHEET

                                 March 31, 2000

                                             ASSETS
Current assets:
   Cash and cash equivalents                                                                    $     856,445
   Accounts receivable, net of $125,000 allowances                                                    214,917
   Inventories, net                                                                                    46,486
   Employee receivables                                                                                35,967
   Other current assets                                                                                 7,125
                                                                                                ----------------
Total current assets                                                                                1,160,940

Property and equipment, net                                                                         1,404,660
Intangible assets, net                                                                                987,482
Deposits and other non-current assets                                                                  76,375
                                                                                                ----------------
Total assets                                                                                    $   3,629,457
                                                                                                ================

              LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                                                        $     373,923
   Employee payables                                                                                   50,173
   Current portion of capital lease obligations                                                       165,313
                                                                                                ----------------
Total current liabilities                                                                             589,409

Capital lease obligations                                                                             831,440
Unearned revenue                                                                                      167,781
Non-current liabilities                                                                                82,956
Equipment loans                                                                                        30,822
Redeemable preferred stock, $0.001 par value, 90,000 shares authorized,
   issued and outstanding                                                                             303,750

Stockholders' equity:
   Common stock, $0.001 par value, 50,000,000 shares authorized,
      7,928,000 shares issued and outstanding                                                           7,928
   Additional paid-in capital                                                                       3,786,567
   Deferred consulting expense                                                                       (127,111)
   Accumulated deficit                                                                             (2,044,085)
                                                                                                ----------------
Total stockholders' equity                                                                          1,623,299
                                                                                                ----------------
Total liabilities, redeemable preferred stock and stockholders' equity                          $   3,629,457
                                                                                                ================


See accompanying notes.

                                USA DIGITAL, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

       Year ended March 31, 2000 and Period from July 9, 1998 (inception)
                               to March 31, 1999

                                                                                      Periods ended March 31,
                                                                                      2000              1999
                                                                                ------------------------------------
Revenues                                                                           $   2,523,386      $        --

Costs and expenses:
   Cost of equipment sales and direct wages                                            1,529,698               --
   Network operating expenses                                                          1,016,760           18,424
   Consulting services                                                                   748,210          433,623
   Bad debts expense                                                                     125,000           24,311
   Telephone service                                                                     106,026            4,575
   Travel and entertainment                                                              102,791            2,912
   Professional services                                                                  80,958           27,589
   Rent expense                                                                           74,543               --
   Automobiles and equipment                                                              67,669            5,000
   Depreciation and amortization                                                          62,481              250
   Interest expense                                                                       40,850               --
   Other expenses                                                                         37,718            2,000
   Executive compensation                                                                     --           37,333
                                                                                ------------------------------------
                                                                                       3,992,704          556,017
                                                                                ------------------------------------
Net loss                                                                           $  (1,469,318)     $  (556,017)
                                                                                ====================================

Reconciliation of net loss to net loss applicable to common
   stockholders:
   Net loss                                                                        $  (1,469,318)     $  (556,017)
   Preferred stock accretions                                                            (18,750)              --
                                                                                ------------------------------------
Net loss applicable to common stockholders                                         $  (1,488,068)     $  (556,017)
                                                                                ====================================
Net loss per common share--basic and diluted                                       $       (0.26)     $     (0.26)
                                                                                ====================================
Weighted average common shares outstanding--basic and diluted
                                                                                       5,733,216        2,182,354
                                                                                ====================================



See accompanying notes.

                                USA DIGITAL, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

       Year ended March 31, 2000 and Period from July 9, 1998 (inception)
                                to March 31, 1999

                                                                       Additional      Deferred
                                             Common Stock               Paid-in       Consulting         Accumulated
                                        Shares           Amount         Capital         Expense            Deficit         Total
                                   -------------------------------------------------------------------------------------------------
Balance, July 9, 1998                        --        $     --      $         --     $       --     $        --      $        --
Common stock issuance - founders      1,770,000             885                --             --              --              885
Stock issued to consultants              50,000              25            24,975             --              --           25,000
Options issued to consultants                --              --           614,378       (296,641)             --          317,737
Stock issued for business-ODT           650,000             325                --             --              --              325
Stock issued for business-
  Blazoon                             2,000,000           1,000            (1,000)            --              --               --
Issuance of common stock for
  cash                                  289,000             145           144,355             --              --          144,500
Stock issued to consultants             540,000             270            94,906             --              --           95,176
Net loss                                     --              --                --                       (556,017)        (556,017)
                                   -------------------------------------------------------------------------------------------------
Balance, March 31, 1999               5,299,000           2,650           877,614       (296,641)       (556,017)          27,606
Issuance of common stock for
  cash                                2,005,000           1,003         1,680,997             --              --        1,682,000
Stock issued to consultants and
  other service providers               820,000             410           473,840             --              --          474,250
Stock issued for business-SYNCOM        110,000              55           329,945             --              --          330,000
Stock issued for business-CAT            50,000              25            24,975             --              --           25,000
Stock issued for property and
  equipment                              66,000              33            88,092             --              --           88,125
Stock issued to employees                50,000              25            24,975             --              --           25,000
Conversions of debt to equity           100,000              50            49,950             --              --           50,000
Stock issued for debt service            78,000              38            38,962             --              --           39,000
Rescission of business
  combination-ODT                      (650,000)           (325)               --             --              --             (325)
Options issued to employees                  --              --           180,500             --              --          180,500
Options issued to consultants                --              --             4,125             --              --            4,125
Accretions of redeemable
  preferred stock                            --              --                --             --         (18,750)         (18,750)
Amortization of deferred
  compensation                               --              --                --        169,530              --          169,530
Two-for-one stock split                      --           3,964            (3,964)            --              --               --
Other activity                               --              --            16,556             --              --           16,556
Net loss                                     --              --                --             --      (1,469,318)      (1,469,318)
                                   -------------------------------------------------------------------------------------------------
Balance, March 31, 2000               7,928,000        $  7,928      $  3,786,567     $ (127,111)    $(2,044,085)     $ 1,623,299
                                   =================================================================================================


See accompanying notes.

                                USA DIGITAL, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

       Year ended March 31, 2000 and Period from July 9, 1998 (inception)
                               to March 31, 1999

                                                                                      Periods ended March 31
                                                                                      2000              1999
                                                                                ------------------------------------
CASH FLOW FROM OPERATING ACTIVITES
Net loss                                                                           $  (1,469,318)     $  (556,017)
Adjustments to reconcile net loss to net cash used in operating activities:
     Stock-based employment, consulting service and debt service                         892,405          437,913
     Provisions for bad debts                                                            125,000           24,311
     Depreciation and amortization                                                        62,481              250
     Changes in operating assets and liabilities:
         Accounts receivable                                                            (246,536)              --
         Inventories                                                                      33,160               --
         Employee receivable/payable                                                      23,779               --
         Other current and non-current assets                                             (9,632)         (57,065)
         Accounts payable and accrued expenses                                           127,355           96,718
         Unearned revenue                                                                 45,118               --
                                                                                ------------------------------------
Net cash used in operating activities                                                   (416,188)         (53,890)

CASH FLOW FROM INVESTING ACTIVITIES
Purchases of businesses                                                                 (218,665)              --
Purchases of equipment                                                                  (275,159)          (2,506)
Increase in loans receivable                                                                  --          (24,311)
                                                                                ------------------------------------
Net cash used in investing activities                                                   (493,824)         (26,817)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock                                                 1,682,000          145,710
Proceeds from the issuance of subordinated notes                                          50,000               --
Payments on capital leases and notes payable                                             (30,546)              --
                                                                                ------------------------------------
Net cash provided by financing activities                                              1,701,454          145,710

Increase in cash and cash equivalents                                                    791,442           65,003
Cash and cash equivalents--beginning of year                                              65,003               --
                                                                                ------------------------------------
Cash and cash equivalents--end of year                                             $     856,445      $    65,003
                                                                                ====================================


See accompanying notes.

                                USA DIGITAL, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 SUPPLEMENTAL CASH FLOW INFORMATION (CONTINUED)

       Year ended March 31, 2000 and Period from July 9, 1998 (inception)
                               to March 31, 1999

                                                                                      Periods ended March 31
                                                                                      2000              1999
                                                                                --------------------------------------
NONCASH INVESTING ACTIVITIES
Purchase of telecommunications equipment under capital leases                    $       246,753      $     750,000
                                                                                ======================================
Purchase of equipment and building with 66,000 shares of common stock                     88,125                 --
                                                                                ======================================
Purchases of businesses by issuance of 160,000 shares of common stock                    355,000                 --
                                                                                ======================================
Purchases of businesses by issuance of 90,000 shares of preferred stock                  285,000                 --
                                                                                ======================================


NONCASH FINANCING ACTIVITIES
Conversion of subordinated debentures into 100,000 shares of common stock                 50,000                 --
                                                                                ======================================
Rescission of ODT purchase transaction and cancellation of 650,000 shares of
   common stock                                                                              325                 --
                                                                                ======================================
1999 recapitalization in connection with purchase of business for 2,000,000
   shares of common stock.                                                                    --                 --
                                                                                ======================================
Accretion of redeemable preferred stock                                                   18,750                 --
                                                                                ======================================

OTHER CASH FLOW INFORMATION
Cash paid for interest                                                                    $3,350                 --
                                                                                ======================================


See accompanying notes.

                                USA DIGITAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2000


1. BUSINESS AND ORGANIZATION

Business

USA Digital, Inc. (the Company) operates in two segments: the integrated communications services segment and the information integration services segment. Products and services in the integrated communications segment include local, long-distance and enhanced telecommunications services. Products and services in the information integration services segment include consulting, network architecture design and computer equipment sales. The Company's services and products are delivered principally to business customers in the State of Florida.

The Company operated as a development stage enterprise prior to the acquisitions of businesses described in Note 3, at which time development stage reporting was discontinued.

Organization

On March 4, 1999, Blazoon Systems Incorporated (Blazoon), an inactive publicly held company with no operating history, consumated the acquisition of Diverse Capital Corp. In connection with the acquisition, Blazoon (i) tendered 1,235,000 shares of common stock to the stockholders of Diverse in exchange for 100% of the issued and outstanding common stock of Diverse, and (ii) tendered 625,000 shares of its Class A Preferred Stock in exchange for 100% of the issued and outstanding preferred stock of Diverse. The preferred stock is convertible to common stock on a one-for-one ratio for a one year period beginning February 2, 2000. The preferred stock has a dividend preference, is nonvoting, and is subject to redemption at a $4.00 liquidation value at the Company's option beginning February 2, 2004. Subsequent to the acquisition agreement, the former shareholders of Diverse owned approximately 55% of the voting common stock of Blazoon. Under Generally Accepted Accounting Principles, a Company whose stockholders receive over 50% of the stock of the legal acquirer in a business combination is considered the acquirer for accounting purposes. Accordingly, the transaction is accounted for as an acquisition of Blazoon by Diverse, and a recapitalization of Diverse.

On March 5, 1999, the Company incorporated under the laws of Nevada. On March 9, 1999, the Company consummated a merger agreement with Blazoon, a State of Colorado corporation, to effect a redomicile and name change of Blazoon, with USA Digital, Inc. as the surviving entity.

                                USA DIGITAL, INC.

1. BUSINESS AND ORGANIZATION (CONTINUED)

The consolidated balance sheet subsequent to the acquisition includes the net assets of Blazoon and the Company at historical costs and the operations of the Company since its inception and the operations of Blazoon since the date of acquisition.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated.

Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments acquired with an original maturity of three months or less to be cash equivalents.

Revenue Recognition

The Company recognizes revenue on integrated communications services in the period that the service is provided and earned. Revenue on information integration services is generally recognized when the services and equipment are provided. Revenue on arrangements involving services and equipment generally is recognized upon completion of the implementation. Finally, in the case of equipment sales, revenue is recorded upon delivery. In all instances where customer acceptance criteria are present, the Company defers revenue until formal acceptance has been received. Unearned revenue represents amounts collected from customers for integrated communication services, which have not yet been rendered. Costs of revenues include wages of direct employees and the cost of information systems and telecommunications equipment.

Inventories

Inventories, consisting principally of telecommunications and computer equipment held for sale, are carried at the lower of cost (using the first-in, first-out method) or market. As of March 31, 2000 inventories are net of $25,000 in reserves for obsolescence.

                                USA DIGITAL, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment

Property and equipment are stated at cost. Equipment held under capital leases is stated at the lower of fair value of the asset or the net present value of the future minimum lease payments at the inception of the lease. Depreciation and amortization are calculated using the straight-line method over lives ranging from 4 to 7 years for equipment and building improvements and 30 years for buildings.

Intangible Assets

Intangible assets, consisting principally of trademarks, customer lists and goodwill, arose in connection with business combinations. Intangible assets are stated at cost and amortized using the straight-line method over their respective estimated useful lives.

Long-lived Assets

In accordance  with  Statement of Financial  Accounting  Standards No. 121 (SFAS
121), Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of, the Company reviews its long-lived assets, consisting principally of property and equipment and intangible assets, for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. This review consists of a comparison of the carrying value of the asset with the asset's expected future undiscounted cash flows, without interest. Estimates of expected future cash flows represent management's best estimate based upon reasonable and supportable assumptions and projections. If the expected future cash flows exceed the carrying value of the asset, no impairment is recognized. If the carrying value of the asset exceeds the expected future cash flows, an impairment exists and is measured by the excess of the carrying value over the fair value of the asset. There were no impairments in any period presented.

Financial Instruments

The carrying value of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, loans and capital lease obligations approximate their fair market values.

                                USA DIGITAL, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109). SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns.

Advertising

The Company expenses advertising as incurred. During the year ended March 31, 2000, advertising expenses amounted to approximately $43,000.

Loss per Share

The Company has applied the provisions of Statements on Financial Accounting Standards No. 128, Earnings Per Share, which establishes standards for computing and presenting earnings or loss per share. Basic earnings or loss per share is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. The calculation of diluted earnings per share includes the effects of dilutive common stock equivalents, of which there were none during the periods presented.

Comprehensive Income

Statements on Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS 130) was issued in June 1997. SFAS 130 requires that total comprehensive income be disclosed with equal prominence as net income. Comprehensive income is defined as changes in stockholders' equity, exclusive of transactions with owners such as capital contributions and dividends. During the periods presented, the Company's comprehensive income (loss) equaled its net loss.

                                USA DIGITAL, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock Split

All share and per share information presented in the accompanying financial statements has been retroactively restated to reflect a two-for-one stock split of the Company's common stock which occurred on March 3, 2000.

Stock-based Compensation

The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations, because the alternative fair value accounting provided under Statements on Financial Accounting Standards No. 123 Accounting for Stock-based Compensation (SFAS 123) is not required. Accordingly, in cases where exercise prices equal or exceed fair market value, the Company recognizes no compensation expense for the stock option grant. In cases where the exercise prices are less than the fair market value, compensation expense is recognized over the period of performance or the vesting period.

The Company accounts for issuances of common stock and common stock options to non-employee consultants and equipment vendors in accordance with SFAS 123 and related interpretations. Pursuant to SFAS 123, the value of common stock issued for non-employee services and equipment is based upon quoted market prices for the Company's common stock. The value of options issued to non-employees is based upon a fair-value model for stock options (principally the Black-Scholes model).

New Accounting Pronouncement

Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, establishes accounting and reporting standards for derivative instruments and related contracts and hedging activities. This statement is effective for all fiscal quarters and fiscal years beginning after June 15, 1999. The Company believes that its future adoption of this pronouncement will not have a material effect on the Company' financial position or results of operations.

Reclassifications

Certain prior year amounts have been reclassified in order to conform with the 2000 presentation.

                                USA DIGITAL, INC.

3. BUSINESS COMBINATIONS

During July 1999, the Company completed the purchase of the outstanding common stock of Telephone Engineering and Maintenance, Inc. (TEAM) for 50,000 shares of Series B Redeemable Convertible Common Stock valued at $ 158,500 ($200,000 liquidation preference). The Company also incurred $100,000 in legal and other transaction expenses. TEAM is engaged in selling and servicing telecommunications equipment. The transaction was accounted for as a purchase where the purchase price was allocated to the fair values of net tangible and intangible assets acquired. The excess of the purchase price over the fair values of assets acquired amounted to $228,000 and is being amortized using the straight-line method over 15 years.

During July 1999, the Company completed the purchase of the outstanding common stock of DSA Computers, Inc. (DSA) for 40,000 shares of Series B Redeemable Convertible Common Stock valued at $126,500 ($160,000 liquidation preference). The Company also incurred $59,000 in legal and other transaction expenses. DSA is engaged in the sale of network integration equipment and services. The transaction was accounted for as a purchase where the purchase price was allocated to the fair values of net tangible and intangible assets acquired. The excess of the purchase price over the fair values of assets acquired amounted to $119,000 and is being amortized using the straight-line method over 15 years.

During October 1999, the Company, through a wholly owned subsidiary, completed the purchase of certain assets of Computer Advanced Technology Corp. (CAT) for cash of approximately $61,000 and 50,000 shares of common stock valued at approximately $25,000. The transaction was accounted for as a purchase where the purchase price was allocated to the fair values of net tangible and intangible assets acquired. No significant goodwill arose from this purchase.

                                USA DIGITAL, INC.

3. BUSINESS COMBINATIONS (CONTINUED)

During January 2000, the Company completed the purchase of Syncom, Inc. (SYNCOM) for common stock valued at approximately $330,000 and cash advances of $123,000. SYNCOM is an Internet Service Provider (ISP) serving principally business customers. The transaction was accounted for as a purchase where the purchase price was allocated to the fair values of net tangible and intangible assets acquired. The excess of the purchase price, plus approximately $130,000 of assumed liabilities, over the fair values of net tangible assets acquired was preliminarily recorded as customer lists in the amount of $465,000 and goodwill of $146,388. These amounts are being amortized using the straight-line method over 5 years and 15 years, respectively. The assumed liabilities which are preliminary, arose in connection with a bankruptcy proceeding involving SYNCOM prior to its acquisition by the Company. The amounts pertaining to the bankruptcy proceeding have extended payment terms and are included in the accompanying balance sheet as non-current liabilities.

The operating results of the above acquisitions have been included in the Company's consolidated financial statements from the date of each acquisition, respectively.

On an unaudited pro forma basis, assuming that the above acquisitions had occurred on April 1, 1999, consolidated revenues, net loss and net loss per common share (basic and diluted) would have been $4,021,000, $(1,595,400) and $(0.28), respectively. However, pro forma operating information is not intended to be indicative of the results of operations that would have occurred had the aforementioned purchase transactions occurred on April 1, 1999. In the opinion of management, the unaudited pro forma effects of the aforementioned purchase transactions on the prior year financial statements are not meaningful.

                                USA DIGITAL, INC.

4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at March 31, 2000:


         Telecommunications equipment                                      $ 1,202,495
         Buildings and improvements                                            220,000
                                                                       ------------------
                                                                             1,422,495
         Less accumulated depreciation                                          17,835
                                                                       ------------------
         Property and equipment, net                                         1,404,660
                                                                       ==================

Depreciation expense for the year ended March 31, 2000 and the period from July 9, 1998 (inception) to March 31, 1999 was $17,585 and $250, respectively.

The Company leases telephone-switching equipment under a capital lease expiring during 2004. The cost basis of the property that was held under capital lease as of March 31, 2000 was $996,753 ($750,000 at March 31, 1999).

Minimum future lease payments under the capital lease (using an 11.5% rate) as of March 31, 2000 are as follows:

         For the year ended March 31
         2001                                                                              $    263,916
         2002                                                                                   263,916
         2003                                                                                   263,916
         2004                                                                                   296,916
         2005                                                                                   263,916
         Later                                                                                       --
                                                                                        -------------------
         Total minimum lease payments                                                         1,319,580
         Less amount representing interest                                                     (322,827)
                                                                                        -------------------
         Present value of net minimum lease payment                                        $    996,753
                                                                                        ===================

                                USA DIGITAL, INC.

5. INTANGIBLE ASSETS

Intangible assets consisted of the following at March 31, 2000:


                                                                                                  Lives
                                                                                        -------------------
         Goodwill                                                          $   493,178               15
         Customer lists                                                        499,200                5
         Trademark and other                                                    40,000               10
                                                                       ------------------
                                                                             1,032,378
         Less accumulated amortization                                          44,896
                                                                       ------------------
         Intangible assets, net                                            $   987,482
                                                                       ==================

Amortization expense for the year ended March 31, 2000 was $44,896 (none in 1999).

6. STOCKHOLDERS' EQUITY

Preferred Stock

The Company has authorized  5,000,000  undesignated  shares of Class A Preferred
Stock, $.001 par value and 5,000,000 undesignated shares of Class B Preferred Stock, $.001 par value. During July 1999, the Board of Directors designated
90,000 shares of Class B Preferred Stock as Class B Convertible Redeemable Preferred Stock. The designated shares are entitled to one vote per share, are convertible into common stock on a five-to-one (ten-to-one post split) basis after July 2000, and are redeemable by the holder or Company after April 2002 at the $4 per share liquidation preference.

The Class B Convertible Redeemable Preferred Stock were utilized in the purchases of TEAM and DSA during July 1999 and recorded outside of equity at the present value of future liquidation obligation, or $285,000. The Company records periodic accretions to increase the carrying amount of the preferred stock to its liquidation obligation ($360,000) over three years.

                                USA DIGITAL, INC.

6. STOCKHOLDERS' EQUITY (CONTINUED)

Stock Compensation

The 1998 Compensatory Stock Option Plan (the Plan) has been adopted by the Board of Directors of the Company and approved by the Company's stockholders. The Plan was developed to provide a means whereby directors, officers, consultants, advisors or agents, employees or professional service providers of the Company may be granted nonqualified stock options to purchase common stock of the Company. The Plan does not provide for the issuance of "Incentive stock options" within the meaning of Section 422 of the Internal Revenue Code. As of March 31, 2000 and 1999, the Company has reserved 1,500,000 shares of common stock for issuance upon the exercise of options granted under the Plan.

The exercise price of options granted under the Plan shall not be less than 85% of the Fair Market Value of a share of common stock on the date the option is granted. The exercise period, expiration date and vesting period shall be determined by the Compensation Committee of the Board of Directors, however, the vesting period may not exceed 10 years. If the vesting period is not stated in the granting resolution, then the option shall vest immediately.

As of March 31, 2000 and 1999, no options have been granted under the Plan.

During the year ended March 31, 2000, the Company issued 1,765,000 stock options to certain directors, employees and one consultant of the Company, resulting in a total of 5,640,000 stock options outstanding as of March 31, 2000.

In accordance with SFAS 123, for options issued to employees, the Company applies APB Opinion No. 25 and related interpretations in accounting for the options issued. Accordingly, compensation cost of $180,500 was recognized as of March 31, 2000, computed in accordance with the intrinsic value method. Had compensation cost for the Company's options been determined based on the fair market value of the options at the grant date, consistent with SFAS 123, the Company's net loss for the years ended March 31, 2000 and 1999 would have been increased to the pro-forma amounts indicated below.

                                USA DIGITAL, INC.

6. STOCKHOLDERS' EQUITY (CONTINUED)

                                                                              Period ended March 31
                                                                             2000              1999
                                                                       ------------------------------------
         Net loss                       As reported                        $ (1,469,318)       $ (556,017)
                                        Pro forma                            (2,152,392)         (740,757)

         Net loss per share             As reported                        $      (0.26)       $    (0.26)
                                        Pro forma                                 (0.38)            (0.34)

The effect of applying Statement No. 123 is not likely to be representative of the effects on reported net income for future years due to, among other things, the effects of vesting.

For options issued to consultants, the Company applies SFAS 123. Accordingly, consulting expense of $317,737 was charged to operations during the period ended March 31, 1999 with deferred consulting expense of $296,641 presented as a deduction from stockholders' equity at March 31, 1999. The deferred consulting expense is recognized ratably over the vesting period of the stock options through 2002. For the year ended March 31, 2000 consulting expense of $169,530 has been recognized, resulting in deferred consulting expense of $127,111 at March 31, 2000. In addition, $4,125 was charged to operations for additional stock options granted and vested during the year ended March 31, 2000.

For financial statement disclosure purposes, the fair market value of each stock option granted during 2000 and 1999 was estimated on the date of grant using the Black-Scholes Option-Pricing Model in accordance with SFAS 123 using the following weighted-average assumptions: expected dividend yield 0%, risk-free interest rate of 5.59%, volatility 101% and expected term of three years.

A summary of the options issued under the employment and consulting agreements as of March 31, 2000 and 1999 and changes during the years is presented below:

                                USA DIGITAL, INC.

6. STOCKHOLDERS' EQUITY (CONTINUED)

                                                     March 31, 2000                        March 31, 1999
                                           ------------------------------------ -------------------------------------
                                                             Weighted Average                      Weighted Average
                                           Number of Options  Exercise Price    Number of Options   Exercise Price
                                           ------------------------------------ -------------------------------------
Stock options:
   Balance at beginning of period                3,875,000         $1.06                     --          $  --
   Granted                                       1,765,000          2.16              3,875,000           1.06
   Exercised                                            --            --                     --             --
   Forfeited                                            --            --                     --             --
                                           ------------------------------------ -------------------------------------
Balance at end of period                         5,640,000         $1.40              3,875,000          $1.06
                                           ==================================== =====================================

Options exercisable at end of period

Weighted average fair value of options
   granted during the period                                       $1.08                                 $0.26

The following table summarizes information about stock options outstanding at March 31, 2000:

                     Options Outstanding                                  Options Exercisable
      --------------------------------------------------- ----------------------------------------------------
                           Number         Weighted            Weighted         Number         Weighted
          Range of     Outstanding at      Average             Average     Exercisable at      Average
          Exercise        March 31,       Remaining            Exercise       March 31,        Exercise
           Price            2000       Contractual Life         Price            2000            Price
      --------------------------------------------------- --------------------------------------------------
       $0.50 - $1.50      3,875,000       5.32 Years            $1.06         2,000,000         $0.73
        0.50 - 3.00       1,425,000       6.49 Years             2.02           425,000          1.32
        1.25 - 1.50          40,000       5.26 Years             1.38            20,000          1.25
        1.50 - 3.50         300,000       6.61 Years             2.92            50,000          1.50
                      ----------------------------------- --------------------------------------------------
                          5,640,000       5.68 Years            $1.40         2,495,000         $0.85
                      =================================== ==================================================

                                USA DIGITAL, INC.

6. STOCKHOLDERS' EQUITY (CONTINUED)

The following table summarizes information about stock options outstanding at March 31, 1999:

                     Options Outstanding                                 Options Exercisable
      --------------------------------------------------- ---------------------------------------------------
                           Number         Weighted            Weighted         Number         Weighted
          Range of     Outstanding at      Average             Average     Exercisable at      Average
          Exercise        March 31,       Remaining            Exercise       March 31,        Exercise
           Price            1999       Contractual Life         Price            1999            Price
      --------------------------------------------------- ---------------------------------------------------
       $0.50 - $1.50      3,875,000       6.25 Years            $1.06          1,375,000         $0.61

Employee Stock Compensation Plan: The 1998 Employee Stock Compensation Plan (the Employee Compensation Plan) has been adopted by the Board of Directors of the Company and approved by the Company's stockholders. The plan was developed to provide a means whereby directors, officers, consultants, advisors or agents, employees or professional service providers of the Company may be granted common stock of the Company. Grants under the Employee Compensation Plan shall be determined by the Compensation Committee of the Board of Directors. As of March 31, 2000 and 1999, the Company has reserved 1,000,000 shares of common stock for issuance under the Employee Compensation Plan and no shares may be issued under the Employee Compensation Plan after April 30, 2003. No shares have been issued under the Employee Compensation Plan as of March 31, 2000 and 1999.

7. INCOME TAXES

As of March 31, 2000, the Company had net deferred tax assets of approximately $570,000, which resulted primarily from net operating loss carryforwards.

Generally accepted accounting principles require a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than no that some portion or all of the deferred tax assets will not be realized. After consideration of all evidence, both positive and negative, management has determined that a valuation allowance of $570,000 is appropriate as of March 31, 2000.

As of March 31, 2000, the Company has a net operating loss carryforward of approximately $689,000 for tax purposes which will be available to offset future taxable income. These carryforwards expire through the year 2020.

8. LITIGATION

On February 2, 1999, Diverse Capital Corporation, the Company's predecessor, acquired Orlando Digital Telephone Corporation (ODT) in exchange for 650,000 shares of Diverse common stock and 625,000 shares of Diverse Convertible Preferred A Stock. The 650,000 shares of common stock were issued to ODT shareholders. Diverse reserved the right at the time of the closing to obtain an appraisal substantiating that the approximate value of ODT was $2.8 million. Subsequently, the Company obtained an appraisal, which did not substantiate such value, and, on May 14, 1999, in the Circuit Court in and for Hillsborough County, Florida filed a complaint against ODT and its former shareholders seeking rescission of the ODT acquisition. The Defendants filed a Motion to Dismiss, which was served on the Company on June 19, 1999. During October 1999, the counterparties agreed to rescind the purchase transaction at which time the Company cancelled the related common shares.

                                USA DIGITAL, INC.

9. SEGMENT INFORMATION

The table below summarizes the Company's segment data related to the integrated communications services and information integration services segment for the year ended March 31, 2000. During 1999, the Company was in the development stage without identifiable segments.

                                                                                  Year ended March 31, 2000
                                         -------------------------------------------------------------------------------------------
                                            Communications                  Integration
                                               Services                      Services            Eliminations          Consolidated
                                         --------------------------------------- ---------------------------------------------------
Revenues from external customers             $ 1,286,806                     $1,236,580                  --              $2,523,386
Intersegment revenue                                  --                         22,797           $ (22,797)                     --
Depreciation and amortization                     51,066                         11,415                  --                  62,481
Net loss                                       1,329,887                        139,431                  --               1,469,318
Interest expense                                  39,021                          1,829                  --                  40,850
Stock-based employment,
consulting service and debt service              892,405                             --                  --                 892,405

Total assets as March 31, 2000                 3,343,143                        286,314                  --               3,629,457



10. SUBSEQUENT EVENTS

During April 2000, the Company purchased the outstanding common stock of Communications Systems, Inc. (ComSys), an interconnection company, for Company common stock valued at approximately $988,000. The Company will follow the purchase method of accounting for this purchase. However, the components of the allocation of the purchase price are currently preliminary.

During April 2000, the Company purchased the outstanding common stock of International Business Telephone Systems, Inc. (IBTS), an interconnection company, for Company common stock valued at approximately $400,000. The Company will follow the purchase method of accounting for this purchase. However, the components of the allocation of the purchase price are currently preliminary.

During May 2000, the Company received a firm commitment on a $30.0 million line of credit that expires in five years. Purchases under the credit line are subject to approval by the lender. During June 2000, the Company committed $24 million of the line for the purchase of telecommunications equipment. The balance of the line is available for general corporate and working capital purposes.