Form 10QSB
period 2000-06-30
USA DIGITAL INC
filed 2000-08-21
CIK 1094563

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                       For the quarter ended June 30, 2000

                         Commission File No.: 000-27481


                                USA DIGITAL, INC.
                 (Name of small business issuer in its charter)

NEVADA                                                    59-3560920
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

                       100 WEST LUCERNE CIRCLE, SUITE 600
                                ORLANDO, FL 32801
                    (Address of principal executive offices)
                                 (813) 221-8373
                           (Issuer's Telephone Number)

         Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act:

                          COMMON STOCK, $.001 PAR VALUE
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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. USA Digital, Inc. had 10,190,070 shares outstanding as of August 15, 2000.


Transitional Small Business Disclosure Format (check one):  Yes    No  X
                                                               ---    ---

                                TABLE OF CONTENTS



                                                                                 PAGE


PART I.  Financial Information                                                     1
      Item 1. Financial Statements                                                 1
      Item 2. Management's Discussion and Analysis of Financial Condition and
                 Results of Operation                                              9

PART II.
      Item 1. Legal Proceedings                                                    13
      Item 2. Changes in Securities and Use of Proceeds                            13
      Item 3. Defaults Upon Senior Securities                                      13
      Item 4. Submission of Matters to a Vote of Security Holders                  13
      Item 5. Other Information                                                    13
      Item 6. Exhibits and Reports on Form 8-K                                     13


PART I

ITEM 1.  FINANCIAL STATEMENTS


                                USA DIGITAL, INC.
                           CONSOLIDATED BALANCE SHEETS

PART I

ITEM 1.   FINANCIAL STATEMENTS

                                     ASSETS

                                                  June 30, 2000
                                                   (Unaudited)    March 31, 2000
                                                  -------------   --------------

CURRENT ASSETS
   Cash                                            $  199,222     $  856,445
   Accounts receivable, net of allowance of
    $125,000 and $125,000, respectively               369,120        214,917
   Inventories, net                                   134,851         46,486
   Employee receivables                                55,377         35,967
   Prepaids and other current assets                  130,045          7,125
                                                   ----------     ----------
     Total Current Assets                             888,615      1,160,940
                                                   ----------     ----------

PROPERTY AND EQUIPMENT - NET                        1,483,692      1,404,660
                                                   ----------     ----------

OTHER ASSETS
   Intangible assets, net                           2,285,363        987,482
   Deposits and other non-current assets              126,210         76,375
                                                   ----------     ----------
     Total Other Assets                             2,411,573      1,063,857
                                                   ----------     ----------

TOTAL ASSETS                                       $4,783,880     $3,629,457
                                                   ==========     ==========


          See accompanying notes to consolidated financial statements.

                                USA DIGITAL, INC.
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                  June 30, 2000         March 31, 2000
                                                                                   (Unaudited)             (Audited)
                                                                                 --------------         --------------

CURRENT LIABILITIES
   Accounts payable and accrued expenses                                           $   459,311            $    365,423
   Capitalized lease obligation-current                                                170,177                 165,313
   Notes payable - current                                                              89,574                   8,500
   Employee payable                                                                     49,107                  50,173
                                                                                   -----------             -----------
     Total Current Liabilities                                                         768,169                 589,409
                                                                                   -----------             -----------

NON-CURRENT LIABILITIES
   Capitalized lease obligation                                                        826,576                 831,440
   Notes payable, loans and other non-current liabilities                               84,264                 113,778
   Unearned revenue                                                                     42,781                 167,781
                                                                                   -----------             -----------
     Total Non-Current Liabilities                                                     953,621               1,112,999
                                                                                   -----------             -----------

       Total Liabilities                                                             1,721,790               1,702,408
                                                                                   -----------             -----------

CONVERTIBLE REDEEMABLE PREFERRED STOCK
   Preferred stock-Class B, series 1 and 2, redeemable at $4.00 per share, $0.001 par value, 90,000 shares authorized, issued
     and outstanding                                                                   310,000                 303,750
                                                                                   -----------             -----------

STOCKHOLDERS' EQUITY
   Preferred stock-Class A, $.001 par value, 5,000,000 shares
     authorized, none issued and outstanding                                                --                      --
   Preferred stock-Class B, $001 par value, 4,910,000 shares
     authorized, none issued and outstanding                                                --                      --
   Common stock, $0.001 par value, 50,000,000 shares
     authorized, 9,700,070 and 7,928,000 shares issued and
     outstanding, respectively                                                           9,700                   7,928
   Additional paid-in capital                                                        5,271,315               3,786,567
   Deferred consulting expense                                                        (105,412)               (127,111)
   Accumulated deficit                                                              (2,423,513)             (2,044,085)
                                                                                   -----------              -----------
       Total Stockholders' Equity                                                    2,752,090               1,623,299
                                                                                   -----------              -----------

TOTAL LIABILITIES, REDEEMABLE PREFERRED
   STOCK AND STOCKHOLDERS' EQUITY                                                  $ 4,783,880             $ 3,629,457
                                                                                   ===========             ===========


          See accompanhing notes to consolidated financial statements.

                                USA DIGITAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                            Three Months Ended
                                                      June 30, 2000   June 30, 1999
                                                      -------------   -------------

REVENUES                                               $ 1,295,260    $        --

COST AND EXPENSES:
   Cost of equipment sales and direct wages                661,522             --
   Network operating expenses                              922,074        208,708
   Depreciation and amortization                            91,543             --
   Interest expense (income)                                (6,701)            21
                                                       -----------    -----------

                                                         1,668,438        208,729
                                                       -----------    -----------

NET LOSS                                               $  (373,178)   $  (208,729)
                                                       ===========    =-=========

Reconciliation of net loss to net loss
   applicable to common stockholders:
   Net loss                                            $  (373,178)   $  (208,729)
   Preferred stock accretions                               (6,250)            --
                                                       -----------    -----------
Net loss applicable to common shareholders             $  (379,428)   $  (208,729)
                                                       ===========    ===========
Net loss per common share - basic and diluted          $     (0.04)   $     (0.08)
                                                       ===========    ===========
Weighted average common shares outstanding
   - basic and diluted                                   9,394,620      2,665,556
                                                       ===========    ===========


          See accompanying notes to consolidated financial statements.
                                       3

                                USA DIGITAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                     Three Months Ended
                                                                               June 30, 2000     June 30, 1999
                                                                               -------------     -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                    $(373,178)         $(208,729)
   Adjustments to reconcile net loss to net cash (used in)
     operating activities:
   Depreciation and amortization                                                  91,543                (64)
   Allowance for bad debts                                                         2,743                 --
   Stock based compensation and consulting                                        51,199             48,359

   Changes in assets and liabilities
     (Increase) decrease in:
      Accounts and employees receivables                                        (250,802)                --
      Inventories                                                               (159,916)                --
      Other current and non-current assets                                      (181,342)            30,000
     Increase (decrease) in:
      Accounts payable and accrued expenses                                      194,449             27,892
      Deferred revenue                                                          (125,000)                --
      Due to related parties                                                      80,694                 --
                                                                               ---------          ---------
        Net cash (used in) operating activities                                 (669,610)          (102,542)
                                                                               ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of equipment                                                         (54,510)              (553)
   Acquisition of note receivable                                                     --            (20,000)
   Cash acquired                                                                  15,337                 --
   Loan disbursements                                                                 --            (10,732)
                                                                               ---------          ---------
        Net cash (used in) investing activities                                  (39,173)           (31,285)
                                                                               ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from loan                                                             51,560             75,000
   Repayment of loans                                                                 --             (2,500)
                                                                               ---------          ---------
        Net cash provided by financing activities                                 51,560             72,500
                                                                               ---------          ---------


          See accompanying notes to consolidated financial statements.
                                       4

                                                      Three Months Ended
                                                June 30, 2000    June 30, 1999
                                                -------------    -------------

INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                     (657,223)          (61,327)

CASH AND CASH EQUIVALENTS - BEGINNING OF
   PERIOD                                           856,445            65,003
                                                  ---------         ---------


CASH AND CASH EQUIVALENTS - END OF PERIOD         $ 199,222         $   3,676
                                                  =========         =========

Cash paid during the year for:
   Interest                                       $   2,721         $      21
                                                  =========         =========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
   ACTIVITIES:

During  April  2000,  the  Company  acquired  Communication  Systems,  Inc.  and
International Business Telephone Systems (IBTS) in exchange for USA Digital, Inc. common stock. The purchase price, based on the fair value of the common stock issued in these transactions, was $1,015,940 for Communications Systems, Inc. and $398,660 for IBTS.

During the three months ended June 30, 2000 an officer of a subsidiary refunded 50,000 shares to the Company while renegotiating his employment arrangement. The Company charged the $50 par value to common stock and increased the additional paid-in capital by $50.

Accretion of $6,250 in preferred stock was charged to the accumulated deficit for the three months ended June 30, 2000.

Certain stock options were exercised in a net transaction where no proceeds were received by the Company. (See Note 2)


          See accompanying notes to consolidated financial statements.
                                       5

                                USA DIGITAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 1999


NOTE 1   BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

         It is management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

         For  further  information,   refer  to  the  financial  statements  and
         footnotes for the year ended March 31, 2000 included in the Company's Form 10-KSB.

NOTE 2   STOCK ISSUANCES

         During April 2000, the Company issued 158,000 and 62,000 shares of its common stock for the acquisition of Communication Systems, Inc. and International Business Telephone Systems, respectively (see Note 3).

         During June 2000, two consultants and one officer (the "recipients") of the Company exercised a total of 1,875,000 stock options in a net stock transaction whereby the recipients did not pay cash but gave the Company stock having a fair market value equal to the exercise price. The recipients were issued a net total of 1,599,070 shares of the Company's common stock, which was recorded by the Company as common stock at par with an offsetting charge to additional paid-in capital.

NOTE 3   ACQUISITION OF SUBSIDIARIES

         During April 2000, the Company acquired 100% of the issued and outstanding stock of Communication Systems, Inc. (ComSys), an interconnection company, in exchange for 158,000 shares of the Company's common stock and a quantity of contingent shares valued at $50,000 and $100,000. The contingent shares are based upon the average closing price of such shares during the ten (10) trading days proceeding March 31, 2001 and March 31, 2002, respectively. The issuance of the contingent shares is based on the subsidiary meeting certain future revenue and net income performance criteria as stipulated in the stock purchase agreement.

         The acquisition was accounted for under the purchase method of accounting, and accordingly the results of operations of ComSys are included in the accompanying consolidated financial statements from April 1, 2000, the effective date.

         The purchase price of $1,015,940  was  determined  based on the average
         quoted  trading  price  of  the  Company's   common  stock  during  the
         acquisition period resulting in an

                                USA DIGITAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 1999


         allocation of the excess of the fair market value over book value of the assets acquired to fixed assets in the amount of $61,026, customer list in the amount of $492,507 and goodwill in the amount of $492,507. The allocation is preliminary. The customer list and goodwill are amortized over 5 and 15 years, respectively, resulting in $24,463 and $8,159 of amortization, respectively, for the three months ended June 30, 2000.

         The following unaudited information reflects the fair market values of the assets acquired and the liabilities assumed:

          Cash                                                     $    2,844
          Accounts receivable                                          57,953
          Inventory                                                    67,972
          Other current assets                                          5,187
          Property and equipment                                       67,000
          Customer list                                               492,507
          Goodwill                                                    492,507
          Other assets                                                  2,000
          Accounts payable, accrued and other
            liabilities                                               (68,451)
          Current debt                                               (103,579)
                                                                   ----------
                                                                   $1,015,940
                                                                   ==========

         During April 2000, the Company acquired International Business Telephone Systems ("IBTS") in exchange for 62,000 common shares and contingent shares of 15,000 based on the subsidiary meeting certain future revenue and net income performance criteria and the Company meeting certain minimum closing stock prices. The acquisition was accounted for under the purchase method of accounting and accordingly the results of operations of IBTS are included in the accompanying consolidated financial statements from April 1, 2000, the effective date. The purchase price of $398,660 was determined based upon the average trading price of the Company's common stock during the acquisition period resulting in an allocation of the excess of the fair market value over the book value of the assets acquired to the customer list in the amount of $187,492 and goodwill in the amount of $187,493. The customer list and goodwill are amortized over 5 and 15 years, respectively resulting in $9,375 and $3,125 of amortization, respectively, for the three months ended June 30, 2000. The allocation is preliminary.

                                USA DIGITAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 1999


         The following unaudited information reflects the fair market values of the assets acquired and the liabilities assumed:

          Cash                                                        $  12,494
          Accounts receivable                                            16,493
          Inventory                                                       3,579
          Customer list                                                 187,492
          Goodwill                                                      187,493
          Other assets                                                    1,401
          Accounts payable and other                                    (10,292)
                                                                      ---------
                                                                      $ 398,660
                                                                      =========

         The table below reflects unaudited pro forma combined results of the Company as if the acquisitions had taken place on April 1, 1999:

                                                   Three Months Ended June 30
                                                       2000          1999
                                                    ----------     ---------
          Revenues                                  $1,295,260     $ 280,082
          Costs and expenses                         1,668,438       490,480
                                                    ----------     ---------
          Net loss                                  $ (373,178)    $(210,398)
          Net loss per share - basic and diluted    $    (0.04)    $   (0.07)

NOTE 4   SEGMENT INFORMATION

         The table below summarizes the Company's segment data related to the integrated communications services and information integration services segment for the three months ended June 30, 2000. During 1999, the Company was in the development stage without identifiable segments.

                                         Three Months Ended June 30, 2000
                                     ----------------------------------------
                                     Communications  Integrated  Consolidated
                                        Services      Services      Total
                                     --------------  ----------  ------------
          Revenues from external
          customers                    $  885,107      $410,153   $1,295,260
          Net income (loss)              (374,609)        1,431     (373,178)
          ------------------------------------------------------------------
          Total assets                 $4,468,718      $315,162   $4,783,880

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The following discussion and analysis should be read in conjunction with the financial statements and related notes included elsewhere in this Form 10-QSB. The Company may from time to time make written or oral "forward-looking statements." These forward-looking statements may be contained in this Form 10-QSB filing with the Securities and Exchange Commission the ("SEC") in other filings with the SEC, and in other communications by the Company, which are made in good faith pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The words "may", "could", "should", "would",
"believe", "anticipate", "estimate", "expect", "intend", "plan", and similar expressions are intended to identify forward-looking statements.

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

GENERAL

         The Company is building a highly integrated, facility-based convergent communications company that will address the rapidly expanding communication demands of small to medium size businesses. The Company currently provides telecommunications and computer equipment sales and service through its wholly owned subsidiaries, Telephone Engineering and Maintenance, Inc.

("TEAM"), Comsys, Inc. ("Comsys"), and International Business Telephone Systems, Inc. ("IBTS"), which have been marketing their products and services for 14, 19, and 18 years, respectively. The Company also offers computer hardware and software, network integration technology and engineering products and services for small and medium size businesses through its wholly owned subsidiary, DSA Computers, Inc. ("DSA"), which has been selling these products and services since 1991. In addition, the Company currently provides a full line of Internet services, including Dial up Internet access service to the business and residential customers, Web page production and hosting, Web page design, and Interactive Web-based business services, database management, broadcast audio and video applications and Internet marketing, through its wholly owned subsidiary Syncom, Inc. (doing business as "GatorNet"), an Internet service provider with over 1,500 subscribers.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2000 AND MARCH 31, 2000

         Total assets increased $1.2 million to $4.8 million at June 30, 2000 from March 31, 2000. The increase is primarily attributable to acquisitions completed during the quarter. More specifically, during April 2000, the Company acquired 100% of the issued and outstanding stock of ComSys, an interconnection company, in exchange for 158,000 shares of the Company's common stock and a quantity of contingent shares valued at $50,000 and $100,000. The contingent shares are based upon the average closing price of such shares during the ten
(10) trading days proceeding March 31, 2001 and March 31, 2002, respectively. The issuance of the contingent shares is based on the subsidiary meeting certain future revenue and net income performance criteria as stipulated in the stock purchase agreement. In addition, during April 2000, the Company acquired IBTS in exchange for 62,000 common shares and contingent shares of 15,000 based on the subsidiary meeting certain future revenue and net income performance criteria and the Company meeting certain minimum closing stock prices. Comsys has served the Gainesville, Florida market for 19 years, while IBTS has served the Ft. Lauderdale, Florida market for 18 years. Both Comsys and IBTS provide PBX systems, electronic key systems, call technology servers, voice mail systems, automatic call distributors and network and computer wiring.

         The Company's cash and cash equivalents decreased by approximately $657,000 during the quarter ended June 30, 2000. This decrease was primarily attributable to costs associated with the acquisitions of Comsys and IBTS and an increase in inventories, and additional deposits required for the Company to expand its network infrastructure. In addition, the Company's property and equipment increased by approximately $80,000, and its intangible assets, which are comprised mostly of customer lists and goodwill, increased by approximately $1.3 million as a result of the acquisitions.

         Total liabilities increased by $19,382 to approximately $2.0 million at June 30, 2000 from March 31, 2000. Accounts payable and accrued expenses increased by approximately $85,000 over the previous quarter. Notes payable-current increased by approximately $80,000, due primarily to the notes acquired as a result of the acquisition of ComSys. Unearned revenue decreased by approximately $125,000, as the Company provided the services for which it had received prepaid revenues.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2000 AND JUNE 30, 1999

         The Company incurred a net loss of $373,178 or $0.04 per share, for the quarter ended June 30, 2000, as compared to a loss of $208,729 or $0.08 per share for the quarter ended June 30, 1999.

         For the quarter ended June 30, 2000, the Company generated $1.3 million in total revenues. The Company did not generate any revenues in the corresponding period of 1999, in which the Company was still in its developmental stage. Of these revenues, $885,107 was generated by the integrated communications services segment of the Company's operations, which includes Internet products and services offered by Syncom, Inc. (doing business as "Gator.net") and the communications equipment products and services offered by TEAM, Comsys and IBTS. Net loss for the integrated communications services segment for the quarter was approximately $374,609.

         During the quarter ended June 30, 2000, the parent company (on an unconsolidated basis) did not generate revenues, as its network infrastructure was not yet operational. Consequently, the parent company sustained a $396,305 net loss for the quarter. The net loss for the parent company was comprised primarily of salaries and wages, professional fees, and computer consulting fees, incurred to develop the telephone and Internet infrastructure of the Company.

         The Company will begin offering a full line of local, long distance telephone services, expanded Internet services, and wireless solutions within the next 90 days. In this regard, the Company has entered into an agreement with Lucent Technologies, Inc. for the purchase of $25 million of network equipment over a three-year period. Financing for this equipment is being provided by Gallant Capital and Finance, LLC, pursuant to an agreement which provides up to $30 million in financing. The Company took delivery of Lucent's initial equipment order on July 1, 2000. Additionally, the company has leased from Siemens one Digital Central Office Long Distance Switch, which is installed at the Company's Orlando, Florida office. The Company is currently testing the equipment. Once the testing has been completed and these switches are operational, the company will be able to provide all of the above products to its customers in the Orlando, Tampa, Gainesville, and Miami markets of Florida.

         In addition, the Company has recently entered into interconnection agreements with GTE Corp. (covering the 37 states in which GTE operates, including five of the nine states of the Company's initial network rollout plan), Southwestern Bell Telephone Co. (covering their 13-state region, which includes Wisconsin, Texas, Oklahoma, Ohio, Nevada, Missouri, Michigan, Kansas, Indiana, Illinois, Connecticut, California, Arkansas) and Bell Atlantic Corporation (covering New York, New Jersey, Delaware, and Washington, DC). Agreements for the remaining 10 states in the Bell Atlantic region should be completed in the near future. With the recent merger of Bell Atlantic and GTE forming Verizon Communications, USA Digital now has agreements covering the vast majority of Verizon's U.S. locations. The addition of these agreements to the company's previously signed agreements with BellSouth and Sprint gives USA Digital interconnection agreements covering the vast majority of the United States and sets the stage for the Company's future expansion plans. It also will allow the Company to take advantage of acquisition opportunities that are outside of its initial network footprint.

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

         The information integration services segment of the Company's operations generated revenues of $410,153 for the quarter. This segment includes the network and computer hardware and software, wiring, systems integration services, consulting, fire wall installation, local area network ("LAN") and wide area network ("WAN") implementation and maintenance and management of those products offered by DSA Computers, Inc., a wholly-owned subsidiary of the Company. Net income for the quarter that ended June 30, 2000 for the information integration services segment was approximately $1,400.

         The Company's total operating expenses increased approximately $1.5 million to $1.7 million for the quarter ended June 30, 2000 compared to the quarter ended June 30, 1999. This increase in expenses is attributed to increases in the cost of equipment sales and direct wages and network operating expenses, reflecting operational costs and professional fees incurred to support the newly acquired companies.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's strategy is to acquire established Internet service providers, computer/ network integrators, telephone interconnect companies, and switchless resellers mostly in exchange for stock in USA Digital. As such, the Company does not anticipate requiring large sums of money to consummate its anticipated acquisitions. However, the Company does anticipate incurring expenses relating to the completion of future acquisitions, required deposits, and completing its network infrastructure. To that end, the Company has received a firm commitment on a $30.0 million line of credit of which $24.0 million is committed to the purchase of Lucent Technologies equipment and the remaining
$6.0 million may be used for general corporate and working capital purposes. Additionally, the Company is currently in the process of raising additional capital in a private placement of its common stock. The Company believes that its line of credit and the funds raised in the private placement, together with operating revenues, will be sufficient to fund its working capital needs for the next 24 months.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings in the aggregate are believed by management to be immaterial to the Company's financial condition and results of operations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits
               Exhibit 27.1 Financial Data Schedule
         (b)   Report on Form 8-K
               None

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


USA DIGITAL, INC.


By:  /s/  Peter J. Lyons
     -------------------------------------------
     Peter J. Lyons, Chief Executive Officer and
     a Director (principal executive officer)



     /s/ Mark D. Cobb
     -------------------------------------------
     Mark D. Cobb, President, Chief Operating
     Officer and a Director
     (principal accounting officer)


Date:  August 18, 2000