Form 10QSB
period 2000-09-30
USA DIGITAL INC
filed 2000-11-21
CIK 1094563

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                    For the quarter ended September 30, 2000
                         Commission File No.: 000-27375


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


         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. USA Digital, Inc. had 10,221,320 shares outstanding as of October 10, 2000.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                TABLE OF CONTENTS

                                                                                                       PAGE
                                                                                                       ----
PART I.  Financial Information
           Item 1.  Financial Statements ................................................................1
           Item 2.  Management's Discussion and Analysis of Financial Condition and
                       Results of Operations ...........................................................10

PART II.
         Item 1.  Legal Proceedings ....................................................................15
         Item 2.  Changes in Securities and Use of Proceeds ............................................15
         Item 3.  Defaults Upon Senior Securities ......................................................15
         Item 4.  Submission of Matters to a Vote of Security Holders ..................................15
         Item 5.  Other Information ....................................................................15
         Item 6.  Exhibits and Reports on Form 8-K .....................................................16

PART I

ITEM 1.  FINANCIAL STATEMENTS


                                USA DIGITAL, INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                SEPTEMBER 30, 2000          MARCH 31, 2000
                                                                                    (UNAUDITED)                (AUDITED)
                                                                                ------------------          --------------
CURRENT ASSETS
   Cash                                                                              $  369,084               $  856,445
   Accounts receivable, net of allowance of $125,000                                    459,739                  214,917
   Inventories, net                                                                     205,750                   46,486
   Employee receivables                                                                  58,927                   35,967
   Prepaids and other current assets                                                    183,488                    7,125
                                                                                     ----------               ----------
     Total Current Assets                                                             1,276,988                1,160,940
                                                                                     ----------               ----------

PROPERTY AND EQUIPMENT, NET                                                             708,729                1,404,660
                                                                                     ----------               ----------

OTHER ASSETS
   Intangible assets, net                                                             2,197,234                  987,482
   Deposits and other non-current assets                                                150,310                   76,375
                                                                                     ----------               ----------
        Total Other Assets                                                            2,347,544                1,063,857
                                                                                     ----------               ----------

TOTAL ASSETS                                                                         $4,333,261               $3,629,457
                                                                                     ==========               ==========



          See accompanying notes to consolidated financial statements.

                                USA DIGITAL, INC.
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                      SEPTEMBER 30, 2000      MARCH 31, 2000
                                                                                         (UNAUDITED)             (AUDITED)
                                                                                      ------------------      --------------
CURRENT LIABILITIES
   Accounts payable and accrued expenses                                                  $   649,904          $   365,423
   Capitalized lease obligation-current                                                        20,409              165,313
   Notes payable - current                                                                    363,017                8,500
   Employee payables                                                                           49,107               50,173
                                                                                          -----------          -----------
     Total Current Liabilities                                                              1,082,437              589,409

   Capitalized lease obligations                                                              109,591              831,440
   Notes payable, loans and other non-current liabilities                                      81,654              113,778
   Unearned revenue                                                                            86,815              167,781
                                                                                          -----------          -----------
       Total Non-Current Liabilities                                                          278,060            1,112,999

       Total Liabilities                                                                    1,360,497            1,702,408
                                                                                          -----------          -----------

CONVERTIBLE REDEEMABLE PREFERRED STOCK
   Preferred stock-Class B, series 1 and 2, redeemable at
     $4.00 per share, $0.001 par value, 50,000 and 90,000 shares
     authorized, issued and outstanding, respectively                                         175,793              303,750
                                                                                          -----------          -----------

STOCKHOLDERS' EQUITY
   Preferred stock-Class A, $.001 par value, 5,000,000 shares
     authorized, none issued and outstanding                                                       --                   --
   Preferred stock-Class B, $001 par value, 4,910,000 shares
     authorized, none issued and outstanding                                                       --                   --
   Common stock, $0.001 par value, 50,000,000 shares
     authorized, 10,193,820 and 7,928,000 shares issued
     and outstanding, respectively                                                             10,194                7,928
   Additional paid-in capital                                                               5,813,768            3,786,567
   Deferred consulting and compensation expense                                              (128,892)            (127,111)
   Accumulated deficit                                                                     (2,898,099)          (2,044,085)
                                                                                          -----------          -----------
       Total Stockholders' Equity                                                           2,796,971            1,623,299
                                                                                          -----------          -----------

TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY                    $ 4,333,261          $ 3,629,457
                                                                                          ===========          ===========




          See accompanying notes to consolidated financial statements.

                                USA DIGITAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                            THREE MONTHS ENDED                           SIX MONTHS ENDED
                                                   SEPT. 30, 2000        SEPT. 30, 1999        SEPT. 30, 2000        SEPT. 30, 1999
                                                   --------------        --------------        --------------        --------------
REVENUES                                            $  1,406,336          $    496,134          $  2,701,596          $    496,134
COST AND EXPENSES:
   Cost of equipment sales and direct wages              894,124               283,993             1,555,646               283,993
   Network operating expenses                            450,127               374,952               959,329               583,724
   Salaries expense                                      423,724                84,506               836,596                84,506
   Depreciation and amortization                         106,345                 5,166               197,888                 5,102
   Interest expense (income)                               2,212               (40,247)               (4,489)              (40,226)
                                                    ------------          ------------          ------------          ------------

                 TOTAL EXPENSES                        1,876,532               708,370             3,544,970               917,099
                                                    ------------          ------------          ------------          ------------

NET LOSS                                            $   (470,196)         $   (212,236)         $   (843,374)         $   (420,965)
                                                    ============          ============          ============          ============

Reconciliation of net loss to net loss
  applicable to common stockholders:
   Net loss                                         $   (470,196)         $   (212,236)         $   (843,374)         $   (420,965)
   Preferred stock accretions                             (4,389)                   --               (10,639)                   --
                                                    ------------          ------------          ------------          ------------
Net loss applicable to common shareholders          $   (474,585)         $   (212,236)         $   (854,013)         $   (420,965)
                                                    ============          ============          ============          ============

Net loss per common share - basic and diluted       $      (0.05)         $      (0.08)         $      (0.09)         $      (0.16)
                                                    ============          ============          ============          ============

Weighted average common shares outstanding -
   basic and diluted                                  10,000,546             2,725,859             9,724,240             2,695,770
                                                    ============          ============          ============          ============





          See accompanying notes to consolidated financial statements.

                                USA DIGITAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                          SIX MONTHS ENDED     SIX MONTHS ENDED
                                                                                           SEPT. 30, 2000       SEPT. 30, 1999
                                                                                          ----------------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                                    $  (843,374)        $  (420,965)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization                                                                   197,888               5,102
Stock based consulting and compensation expense                                                  57,069             272,529

Changes in assets and liabilities
(Increase) decrease in:
Accounts and employees receivables                                                             (319,268)             (2,648)
Inventories                                                                                    (230,815)             15,000
Other current and non-current assets                                                           (258,885)             57,065
Increase (decrease) in:
Accounts payable and accrued expenses                                                           385,042              29,280
Deferred revenue                                                                                (80,966)            (22,080)
Due to related parties                                                                           57,734                  --
                                                                                            -----------         -----------
Net cash used in operating activities                                                        (1,035,575)            (66,717)
                                                                                            -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment                                                                          (164,516)               (553)
Acquisition of note receivable                                                                       --             (20,000)
Cash acquired                                                                                    15,337             116,276
Decrease in deposits                                                                                 --             (56,320)
Decrease in loans receivable                                                                         --             (19,964)
                                                                                            -----------         -----------
Net cash provided by (used in) investing activities                                            (149,179)             19,439
                                                                                            -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan                                                                              351,560              75,000
Repayment of loans                                                                              (29,167)               (672)
Proceeds from issuance of common stock                                                          375,000              42,000
Increase in cash overdraft                                                                           --               2,308
Payment of dividends                                                                                 --                  (5)
                                                                                            -----------         -----------
Net cash provided by financing activities                                                       697,393             118,631
                                                                                            -----------         -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                               (487,361)             71,353

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                                 856,445              65,003
                                                                                            -----------         -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                                   $   369,084         $   136,356
                                                                                            ===========         ===========





          See accompanying notes to consolidated financial statements.

                                USA DIGITAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2000


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During April 2000, the Company acquired Communication Systems, Inc. ("ComSys") and International Business Telephone Systems ("IBTS") in exchange for USA Digital, Inc. common stock. The purchase price, based on the fair value of the common stock issued in these transactions, was $1,015,940 for ComSys, and $398,660 for IBTS.

During the six months ended September 30, 2000 an officer of a subsidiary refunded 50,000 shares to the Company while renegotiating his employment arrangement. The Company charged the $50 par value to common stock and increased the additional paid-in capital by $50.

Accretion of $10,639 in preferred stock was charged to the accumulated deficit for the six months ended September 30, 2000.

Property and equipment reflects an adjustment of approximately $867,000 and the related capital lease obligation was adjusted accordingly. (See Note 2)

Certain stock options were exercised in a net transaction where no proceeds were received by the Company for the six month period ended September 30, 2000. (See
Note 4)

                                USA DIGITAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2000


NOTE 1.  BASIS OF PRESENTATION

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

For further information, refer to the financial statements and footnotes for the year ended March 31, 2000 included in the Company's Annual Report on Form 10-KSB.

NOTE 2.  CAPITAL ASSETS AND RELATED CAPITAL LEASE OBLIGATION

In August 1999 equipment of approximately $997,000 and a related capital lease obligation were recorded on the Company's balance sheet. To date equipment in the amount of approximately $130,000 has been delivered and placed in service. The remainder of the equipment covered under this lease will not be delivered. The balance sheet assets and liabilities have been adjusted by approximately $867,000 to reflect the asset reduction and related reduction in the capital lease obligation.

NOTE 3.  CONVERTIBLE DEBENTURE NOTE

In September 2000, the Company entered into a convertible debenture note in the amount of $300,000. Additional consideration for the note is the issuance of 10,000 shares of the Company's common stock. The value of the common stock will be amortized as a financing cost over the term of the note. The note principal and interest is payable 120 days from the date of the agreement unless extended in writing. The interest rate on the note is 10% per annum. In the event of default the Company will pay to the note holder interest on the principal at the rate of 18% per annum until the default is cured or waived.

NOTE 4.  STOCK ISSUANCES

During April 2000, the Company issued 158,000 and 62,000 shares of its common stock for the acquisition of Communication Systems, Inc. and International Business Telephone Systems, respectively.

During June 2000, two consultants and one officer (the "recipients") of the Company exercised a total of 1,875,000 stock options, which were granted pursuant to certain consulting agreements, in a net stock transaction whereby the recipients did not pay cash but gave the Company stock having a fair market value equal to the exercise price.

                                USA DIGITAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2000


The recipients were issued a net total of 1,599,070 shares of the Company's common stock, which was recorded by the Company as common stock at par with an offsetting charge to additional paid-in capital.

In July 2000, the Company commenced a private placement, pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended, to offer 1,000,000 shares of the Company's common stock at a purchase price of $4.00 per share. At the Company's discretion, the Company may issue up to an additional 250,000 shares of the Company's common stock at a purchase price of $4.00 per share. As of the date of this report, the Company has received $375,000 in gross proceeds from the private placement.

In August 2000, 40,000 shares of Class B Convertible Redeemable Preferred Stock, Series 2 was converted into 400,000 shares of common stock. The common stock issued takes into consideration the February 2000 stock split.

NOTE 5.   ACQUISITION OF SUBSIDIARIES

During April 2000, the Company acquired 100% of the issued and outstanding stock of Communication Systems, Inc. ("ComSys"), an interconnection company, in exchange for 158,000 shares of the Company's common stock and a quantity of contingent shares valued at $50,000 and $100,000. The contingent shares are based upon the average closing price of such shares during the ten (10) trading days preceding March 31, 2001 and March 31, 2002, respectively. The issuance of the contingent shares is based on the subsidiary meeting certain future revenue and net income performance criteria as stipulated in the stock purchase agreement.

The acquisition was accounted for under the purchase method of accounting, and accordingly the results of operations of ComSys are included in the accompanying consolidated financial statements from April 1, 2000, the effective date.

The purchase price of $1,015,940 was determined based on the average quoted trading price of the Company's common stock during the acquisition period resulting in an allocation of the excess of the fair market value over book value of the assets acquired to fixed assets in the amount of $61,026, customer list in the amount of $492,507 and goodwill in the amount of $492,507.

The allocation is preliminary; the Company is still reviewing and evaluating assets and liabilities. The customer list and goodwill are amortized over 5 and 15 years, respectively, resulting in $48,926 and $16,318 of amortization, respectively, for the six months ended September 30, 2000.

The following unaudited information reflects the preliminarily estimated fair market values of the assets acquired and the liabilities assumed:

                                USA DIGITAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2000


          Cash                                            $     2,844
          Accounts receivable                                  57,953
          Inventory                                            67,972
          Other current assets                                  5,187
          Property and equipment                               67,000
          Customer list                                       492,507
          Goodwill                                            492,507
          Other assets                                          2,000
          Accounts payable, accrued and
            Other liabilities                                 (68,451)
          Current debt                                       (103,579)
                                                          -----------
                                                          $ 1,015,940

During April 2000, the Company acquired International Business Telephone Systems ("IBTS") in exchange for 62,000 common shares and contingent shares of 15,000 based on the subsidiary meeting certain future revenue and net income performance criteria and the Company meeting certain minimum closing stock prices. The acquisition was accounted for under the purchase method of accounting and accordingly the results of operations of IBTS are included in the accompanying consolidated financial statements from April 1, 2000, the effective date. The purchase price of $398,660 was determined based upon the average trading price of the Company's common stock during the acquisition period resulting in an allocation of the excess of the fair market value over the book value of the assets acquired to the customer list in the amount of $187,492 and goodwill in the amount of $187,493. The customer list and goodwill are amortized over 5 and 15 years, respectively resulting in $18,750 and $6,250 of amortization, respectively, for the six months ended September 30, 2000. The allocation is preliminary; the Company is still reviewing and evaluating assets and liabilities.

The following unaudited information reflects the preliminary estimated fair market values of the assets acquired and the liabilities assumed:

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
                                                            ---------
                                                            $ 398,660
                                                            =========

The table below reflects unaudited pro forma combined results of the Company as if the acquisitions had taken place on April 1, 1999:

                                USA DIGITAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2000


                                                   SIX MONTHS ENDED SEPTEMBER 30
                                                        2000            1999
                                                   -----------------------------
          Revenues                                  $ 2,701,596    $   791,134
          Costs and expenses                          3,544,970      1,264,792
                                                    -----------    -----------
          Net loss                                  $  (843,374)   $  (473,658)
          Net loss per share - basic and diluted    $     (0.09)   $     (0.16)

NOTE 6.  SEGMENT INFORMATION

The table below summarizes the Company's segment data related to the communications services and integration services segment for the three months ended September 30, 2000. During 1999, the Company was in the development stage without identifiable segments.

                                                                       THREE MONTHS ENDED SEPTEMBER 30, 2000
                                                           ---------------------------------------------------------------
                                                           Communications             Integrated              Consolidated
                                                              Services                 Services                  Total
                                                           --------------           --------------            ------------
       Revenues from external
       customers                                             $   793,510              $   612,826             $ 1,406,336
       Net income (loss)                                        (514,630)                  44,434                (470,196)

       Total assets                                          $ 3,993,700              $   339,561             $ 4,333,261

The  table  below   summarizes  the  Company's   segment  data  related  to  the
communications services and integration services segment for the six months ended September 30, 2000.

                                                                        SIX MONTHS ENDED SEPTEMBER 30, 2000
                                                           ---------------------------------------------------------------
                                                           Communications             Integrated              Consolidated
                                                              Services                 Services                  Total
                                                           --------------           --------------            ------------
       Revenues from external
       customers                                             $ 1,678,617              $ 1,022,979             $ 2,701,596
       Net income (loss)                                        (889,239)                  45,865                (843,374)

       Total assets                                          $ 3,993,700              $   339,561             $ 4,333,261

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion and analysis should be read in conjunction with the financial statements and related notes included elsewhere in this Quarterly Report Form 10-QSB. The Company may from time to time make written or oral "forward-looking statements." These forward-looking statements may be contained in this Quarterly Report Form 10-QSB filing with the Securities and Exchange Commission the ("SEC") in other filings with the SEC, and in other communications by the Company, which are made in good faith pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of
1995. The words "may", "could", "should", "would", "believe", "anticipate", "estimate", "expect", "intend", "plan", and similar expressions are intended to identify forward-looking statements.

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

GENERAL

The Company is building a highly integrated, facility-based convergent communications company that will address the rapidly expanding communication demands of small to medium size businesses. The Company currently provides telecommunications and computer equipment sales and service through its wholly owned subsidiaries, Telephone Engineering and Maintenance, Inc. ("TEAM"), Communications Systems, Inc. ("Comsys"), and International Business Telephone Systems, Inc. ("IBTS"), which have been marketing their products and services for 14, 19, and 18 years, respectively. The Company also offers computer hardware and software, network integration technology and engineering products and services for small and medium size businesses through its wholly owned subsidiary, DSA Computers, Inc. ("DSA"), which has been selling these products and services since 1991. In addition, the Company currently provides a full line of Internet services, including Dial up Internet access service to business and residential customers, Web page production and hosting, Web page design, and Interactive Web-based business services, database management, broadcast audio and video applications and Internet marketing, through its wholly owned subsidiary Syncom, Inc. (doing business as "GatorNet"), an Internet service provider with over 1,500 subscribers.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2000 AND MARCH 31, 2000

Total assets increased $703,804 to $4.3 million at September 30, 2000 from March 31, 2000. The increase is primarily attributable to the acquisition of Comsys and IBTS during the three months ended June 30, 2000. The Company acquired 100% of the issued and outstanding stock of ComSys, an interconnection company, in exchange for 158,000 shares of the Company's common stock and a quantity of contingent shares valued at $50,000 and $100,000. The contingent shares are based upon the average closing price of such shares during the ten (10) trading days proceeding March 31, 2001 and March 31, 2002, respectively. The issuance of the contingent shares is based on the subsidiary meeting certain future revenue and net income performance criteria as stipulated in the stock purchase agreement. In addition, during April 2000, the Company acquired IBTS in exchange for 62,000 common shares and contingent shares of 15,000 based on the subsidiary meeting certain future revenue and net income performance criteria and the Company meeting certain minimum closing stock prices. Comsys has served the Gainesville, Florida market for 19 years, while IBTS has served the Ft. Lauderdale, Florida market for 18 years. Both Comsys and IBTS provide PBX systems, electronic key systems, call technology servers, voice mail systems, automatic call distributors and network and computer wiring.

The decrease in the Company's cash and cash equivalents of $487,361 over the six month period ended September 30, 2000 was primarily attributable to costs associated with the acquisitions of Comsys and IBTS and a related increase in inventories, and additional deposits required for the Company to expand its network infrastructure. The Company's property and equipment decreased by approximately $696,000, which is a result of certain equipment ordered under a capital lease obligation for which we have not taken delivery. This equipment was recorded on the company books prematurely.

Equipment acquisitions for the six month period amounted to approximately $165,000. Intangible assets, which are comprised mostly of customer lists and goodwill, increased by approximately $1.2 million as a result of the acquisitions. Total deposits increased by $73,935 primarily as a result of the execution of a new capital lease for telephone switching equipment and deposits for office and switch site leases.

Total liabilities decreased $341,911 to $1.4 million at September 30, 2000 from March 31, 2000. This decrease is primarily attributable to the approximately $867,000 decrease in the capital lease obligation. An increase in accounts payable of $284,481 and the Convertible Debenture Note of $300,000, offset the decrease.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

The Company incurred a net loss of $470,196 or $0.05 per share, for the quarter ended September 30, 2000, as compared to a loss of $212,236 or $0.08 per share for the quarter ended September 30, 1999.

For  the  three  months  ended   September  30,  2000,  the  Company   generated
approximately $1.4 million in total revenues. The Company generated approximately $496,000 in revenues in the corresponding period of 1999. Of the September 30, 2000 revenues, $793,510 was generated by the communications services segment of the Company's operations, which includes Internet products and services offered by Gator.net and the communications equipment products and services offered by TEAM, Comsys and IBTS. Net loss for the communications services segment for the quarter was $514,630. For the corresponding period in 1999, revenues of approximately $496,000 was attributable to communications services and the related net loss was $212,236.

During the three months ended September 30, 2000, the parent company (on unconsolidated basis) did not generate revenues, as its network infrastructure was not yet operational. Consequently, the parent company sustained net loss of approximately $342,000 for this period. The net loss for the parent company was comprised primarily of salaries and wages, professional fees, and computer consulting fees, incurred to develop the telephone and Internet infrastructure of the Company.

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

In addition, the Company has recently entered into interconnection/re-sale agreements with GTE Corp. covering their 37 state region and Bell Atlantic Corp. covering 7 of their 14 states. With the recent merger of Bell Atlantic and GTE forming Verizon Communications, USA Digital now has agreements covering the vast majority of Verizon's U.S. locations. The Company has also executed agreements with Bell South covering their 9-state region, Southwestern Bell Telephone Co. covering their 13-state region, Sprint covering their 18-state region and Quest, covering their 14-state region. These agreements give USA Digital interconnection agreements covering Arizona, Arkansas, Alabama, California, Colorado, Connecticut, Delaware, Florida, Georgia, Idaho, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maryland, Michigan, Minnesota, Mississippi, Missouri, Montana, Nebraska, Nevada, New Jersey, New Mexico, New York, North Carolina, North Dakota, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, South Dakota, Tennessee, Texas, Utah, Virginia, Washington, West Virginia, Wisconsin, and Wyoming. Now that USA Digital has agreements covering the vast majority of the United States, it sets the stage for the Company's future expansion plans. It will also allow the Company to take advantage of acquisition opportunities that are outside of its initial network footprint.

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

The integration services segment of the Company's operations generated revenues of $612,826 for the three months ended September 30, 2000. This segment includes the network and computer hardware and software, wiring, systems integration services, consulting, fire wall installation, local area network ("LAN") and wide area network ("WAN") implementation and maintenance and management of those products offered by DSA. Net income for the quarter that ended September 30, 2000 for the integration services segment was $44,434.

The Company's total operating expenses increased approximately $1.2 million to $1.9 million for the three months ended September 30, 2000 compared to the three months ended September 30, 1999. This increase in expenses is attributed to increases in the cost of equipment sales and direct wages and network operating expenses, reflecting operational costs and professional fees incurred to support the newly acquired companies.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

The Company incurred a net loss of $843,374 or $0.09 per share, for the six months ended September 30, 2000, as compared to a loss of $420,965 or $0.16 per share for the six months ended September 30, 1999.

For the six months ended September 30, 2000, the Company generated approximately $2.7 million in total revenues. The Company generated approximately $ 500,000 in revenues in the corresponding period of 1999. The increase is primarily responsible to the acquisitions Syncom, ComSys and IBTS for the six month period ended September 30, 2000. Of the September 30, 2000 revenues, $1.7 million was generated by the communications services segment of the Company's operations, which includes Internet products and services offered by Syncom, Inc. (doing business as "Gator.net") and the communications equipment products and services offered by TEAM, ComSys and IBTS. Net loss for the communications services segment for the six months was $889,239. For the corresponding period in 1999, revenues of approximately $ 500,000 was attributable to communications services and the related net loss was $420,965.

During the six months ended September 30, 2000, the parent company (on unconsolidated basis) did not generate revenues, as its network infrastructure was not yet operational. Consequently, the parent company sustained a net loss of approximately $739,000 for the six months. The net loss for the parent company was comprised primarily of salaries and wages, professional fees, and computer consulting fees, incurred to develop the telephone and Internet infrastructure of the Company.

The integration services segment of the Company's operations generated revenues of $1,022,979 for the six months ended September 30, 2000. This segment includes the network and computer hardware and software, wiring, systems integration services, consulting, fire wall installation, local area network ("LAN") and wide area network ("WAN") implementation and maintenance and management of those products offered by DSA. Net income for the six months ended September 30, 2000 for the integration services segment was $45,865.

The Company's total operating expenses increased approximately $2.6 million to $3.5 million for the six months ended September 30, 2000 compared to the six months ended September 30, 1999. This increase in expenses is attributed to increases in the cost of equipment sales and direct wages and network operating expenses, reflecting operational costs and professional fees incurred to support the newly acquired companies.

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

None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of shareholders was held on September 21, 2000. At the annual meeting, the following issues were voted on:

         A. Votes for the election of each nominee for Director of the corporation were as follows:

                                                  VOTES FOR      VOTES AGAINST
                     Peter J. Lyons               7,300,478          4,700
                     Mark D. Cobb                 7,300,478          4,700
                     Donald E. Darden             7,300,478          4,700
                     Daniel J. Montague           7,300,478          4,700

         B. Votes for the ratification of the appointment of Ernst & Young, LLP to act as independent auditors for USA Digital for the fiscal year ending March 31, 2001 were as follows:

                     For                          7,296,387
                     Against                          7,800
                     Abstained                          991

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A.       Exhibits

                  27.1     Financial Data Schedule

         B.       Reports on Form 8-K

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





Date:  November 20, 2000