Form 10QSB
period 2000-12-31
USA DIGITAL INC
filed 2001-02-14
CIK 1094563

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     For the quarter ended December 31, 2000
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


     Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. USA Digital, Inc. had 10,243,820 shares outstanding as of December 31, 2000.

Transitional Small Business Disclosure Format (check one):   Yes       No   X
                                                                 ----      ----

                                TABLE OF CONTENTS

                                                                           PAGE

PART I.  Financial Information
         Item 1.  Financial Statements                                       1
         Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                    10

PART II.
         Item 1.  Legal Proceedings                                         15
         Item 2.  Changes in Securities and Use of Proceeds                 16
         Item 3.  Defaults Upon Senior Securities                           16
         Item 4.  Submission of Matters to a Vote of Security Holders       16
         Item 5.  Other Information                                         16
         Item 6.  Exhibits and Reports on Form 8-K                          17

PART I

ITEM 1.  FINANCIAL STATEMENTS


                                USA DIGITAL, INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                       DECEMBER 31, 2000           MARCH 31, 2000
                                                                          (UNAUDITED)                 (AUDITED)
                                                                      ---------------------     ----------------------
CURRENT ASSETS
   Cash                                                            $                55,798   $               856,445
   Accounts receivable, net of allowance of $125,000                               458,254                   214,917
   Inventories, net                                                                186,204                    46,486
   Employee receivables                                                             40,702                    35,967
   Prepaids and other current assets                                               202,238                     7,125
                                                                      ---------------------     ----------------------
     Total Current Assets                                                          943,196                 1,160,940

PROPERTY AND EQUIPMENT, NET                                                        676,367                 1,404,660

OTHER ASSETS
   Intangible assets, net                                                        2,128,886                   987,482
   Deposits and other non-current assets                                           142,825                    76,375
                                                                      ---------------------     ----------------------
        Total Other Assets                                                       2,271,711                 1,063,857

TOTAL ASSETS                                                       $             3,891,274   $             3,629,457
                                                                      =====================     ======================


          See accompanying notes to consolidated financial statements.

                                USA DIGITAL, INC.
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                  DECEMBER 31,            MARCH 31,
                                                                                     2000                   2000
                                                                                 (UNAUDITED)             (AUDITED)
                                                                              -------------------   --------------------
CURRENT LIABILITIES
   Accounts payable and accrued expenses                                              $  738,808             $  365,423
   Capitalized lease obligation-current                                                   20,409                165,313
   Notes payable - current                                                               339,559                  8,500
   Employee payables                                                                      53,071                 50,173
                                                                              -------------------   --------------------
     Total Current Liabilities                                                         1,154,847                589,409

   Capitalized lease obligations                                                         109,591                831,440
   Notes payable, loans and other non-current liabilities                                 79,601                113,778
   Unearned revenue                                                                       42,781                167,781
                                                                              -------------------   --------------------
       Total Non-Current Liabilities                                                     231,973              1,112,999
                                                                              -------------------   --------------------

       Total Liabilities                                                               1,383,820              1,702,408
                                                                              -------------------   --------------------

CONVERTIBLE REDEEMABLE PREFERRED STOCK
   Preferred  stock-Class  B, series 1 and 2, redeemable at $4.00 per share,
     $0.001 par value, 50,000 and 90,000 shares authorized,
     issued and outstanding, respectively                                                179,250                303,750

STOCKHOLDERS' EQUITY
   Preferred stock-Class A, $.001 par value, 5,000,000 shares
     authorized, none issued and outstanding                                                   -                      -
   Preferred stock-Class B, $001 par value, 4,910,000 shares authorized,
     none issued and outstanding                                                               -                      -
   Common stock, $0.001 par value, 50,000,000 shares authorized,
     10,243,820 and 7,928,000 shares issued and outstanding, respectively                 10,244                  7,928
   Additional paid-in capital                                                          5,906,218              3,786,567
   Deferred compensation and interest expense                                            (19,782)              (127,111)
   Accumulated deficit                                                                (3,568,476)            (2,044,085)
                                                                              -------------------   --------------------
       Total Stockholders' Equity                                                      2,328,204              1,623,299
                                                                              -------------------   --------------------

TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY              $  3,891,274           $ 3,629,457
                                                                              ===================   ====================

          See accompanying notes to consolidated financial statements.

                                USA DIGITAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                              THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                      DEC. 31, 2000       DEC. 31, 1999       DEC. 31, 2000       DEC. 31, 1999
                                                      ---------------    ----------------    ----------------    ----------------
REVENUES                                               $  1,059,262      $    822,790        $  3,760,858        $  1,318,924
COST AND EXPENSES:
   Cost of equipment sales and direct wages                 682,180           471,978           2,237,826             755,971
   Network operating expenses                               511,747           595,244           1,471,076           1,178,968
   Salaries expense                                         341,179           169,276           1,177,775             253,782
   Depreciation and amortization                            143,488             3,941             341,376               9,043
   Interest expense                                          47,587               450              43,098                 924
   Gain on cancelled lease                                       --                --                  --             (40,700)
                                                       ------------      ------------        ------------        ------------
                 TOTAL EXPENSES                           1,726,181         1,240,889           5,271,151           2,157,988
                                                       ------------      ------------        ------------        ------------

NET LOSS                                               $   (666,919)     $   (418,099)       $ (1,510,293)       $   (839,064)
                                                       ============      ============        ============        ============
Reconciliation of net loss to net loss applicable
   to common stockholders:
   Net loss                                            $   (666,919)     $   (418,099)       $ (1,510,293)       $   (839,064)
   Preferred stock accretions                                (3,458)               --             (14,097)                 --
                                                       ------------      ------------        ------------        ------------
Net loss applicable to common stockholders             $   (670,377)     $   (418,099)       $ (1,524,390)       $   (839,064)
                                                       ============      ============        ============        ============
Net loss per common share - basic and diluted          $      (0.07)     $      (0.07)       $      (0.15)       $      (0.15)
                                                       ============      ============        ============        ============
Weighted average common shares outstanding -
    basic and diluted                                    10,218,086         6,207,352           9,872,816           5,693,262
                                                       ============      ============        ============        ============


          See accompanying notes to consolidated financial statements.

                                USA DIGITAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           NINE MONTHS ENDED    NINE MONTHS ENDED
                                                                              DEC. 31, 2000       DEC. 31, 1999
                                                                           -----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                      $(1,510,293)       $  (839,064)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization                                                     341,376              9,043
Stock based consulting, compensation and interest expense                         221,804            465,013
Loan fees incurred in exchange for common stock                                        --             37,500

Changes in assets and liabilities (Increase) decrease in:
Accounts and employees receivables                                               (299,559)           (29,658)
Inventories                                                                      (186,894)           (66,700)
Other current and non-current assets                                             (270,150)            39,050
Increase (decrease) in:
Accounts payable and accrued expenses                                             473,947             32,558
Deferred revenue                                                                 (125,000)           (89,584)
Due to related parties                                                             61,698                 --
                                                                              -----------        -----------
Net cash used in operating activities                                          (1,293,071)          (441,842)
                                                                              -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment                                                            (187,294)                --
Purchase of trade name                                                            (20,000)           (20,053)
Acquisition of note receivable                                                         --            (20,000)
Cash acquired                                                                      15,337            116,276
Decrease in deposits                                                                   --            (56,320)
Decrease in loans receivable                                                           --            (55,004)
                                                                              -----------        -----------
Net cash used in investing activities                                            (191,957)           (35,101)
                                                                              -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan                                                                361,560             75,000
Repayment of loans                                                                (64,679)                --
Proceeds from issuance of common stock and exercise of stock options              387,500             98,100
Refund of common stock                                                                 --             (2,500)
Increase in convertible debentures                                                     --             50,000
Increase in due to related and unrelated parties                                       --            260,527
Increase in cash overdraft                                                             --              2,308
Payment of dividends                                                                   --                 (5)
Decrease in notes payable                                                              --             (1,909)
                                                                              -----------        -----------
Net cash provided by financing activities                                         684,381            479,213
                                                                              -----------        -----------

DECREASE IN CASH                                                                 (800,647)             2,270

CASH - BEGINNING OF YEAR                                                          856,445             65,003
                                                                              -----------        -----------

CASH - END OF YEAR                                                            $    55,798        $    67,273
                                                                              ===========        ===========

          See accompanying notes to consolidated financial statements.

                                USA DIGITAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2000

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:

During April 2000, the Company acquired Communication Systems, Inc. ("ComSys") and International Business Telephone Systems ("IBTS") in exchange for USA Digital, Inc. common stock. The purchase price, based on the fair value of the common stock issued in these transactions, was $1,015,940 for ComSys, and $398,660 for IBTS.

During the nine months ended December 31, 2000, an officer of a subsidiary refunded 50,000 shares of common stock to the Company while renegotiating his employment arrangement. The Company charged the $50 par value to common stock and increased the additional paid-in capital by $50.

Accretion of $14,097 in preferred stock was charged to the accumulated deficit for the nine months ended December 31, 2000.

Property and equipment reflects an adjustment of approximately $867,000 and the related capital lease obligation was adjusted accordingly. (See Note 2)

Certain stock options were exercised in a net transaction where no proceeds were received by the Company for the nine month period ended December 31, 2000. (See
Note 4)

In December 2000, the Company purchased inventory by issuing 10,000 shares of common stock. The inventory valuation was recorded at $24,375.

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

 NOTE 2. CAPITAL ASSETS AND RELATED CAPITAL LEASE
         OBLIGATION

In August 1999, equipment of approximately $997,000 and a related capital lease obligation were recorded on the Company's balance sheet. To date, equipment in the amount of

                                USA DIGITAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2000

approximately $130,000 has been delivered and placed in service. The remainder of the equipment covered under this lease will not be delivered. The balance sheet assets and liabilities have been adjusted by approximately $867,000 to reflect the asset reduction and related reduction in the capital lease obligation.

NOTE  3. CONVERTIBLE DEBENTURE NOTE

In September 2000, the Company entered into a convertible debenture note in the amount of $300,000 with James and David Chadwell of Brandon, Florida. During November 2000, 10,000 shares of the Company's common stock were issued as additional consideration for the note. The value of the common stock will be amortized as a financing cost over the term of the note. The note principal and interest is payable 120 days from the date of the agreement unless extended in writing. The interest rate on the note is 10% per annum. In the event of default the Company will pay to the note holder interest on the principal at the rate of 18% per annum until the default is cured or waived.

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

In July 2000, the Company commenced a private placement, pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended, to offer 1,000,000 shares of the Company's common stock at a purchase price of $4.00 per share. The Company received $375,000 in gross proceeds from the private placement. Due to volatility in the stock market, the Company closed the private placement on January 2, 2001.

In August 2000, 40,000 shares of Class B Convertible Redeemable Preferred Stock, Series 2 were converted into 400,000 shares of common stock. The common stock issued was adjusted to reflect the February 2000 stock split.

In October 2000, 25,000 shares of common stock options were exercised. The options were granted in October 1999 at an option price of $0.50.

In November 2000, 10,000 shares of common stock were issued as additional consideration for the $300,000 convertible debenture note entered into in September 2000.

                                USA DIGITAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2000

Five thousand shares of common stock were issued as a sign on bonus to an employee of the Company in 2000. The stock will be held until January 19, 2001, upon satisfactory completion of the first six months of employment. The value of the stock has been included in deferred compensation until vested.

In December 2000, 10,000 shares of common stock were issued for the purchase of inventory. The inventory was valued at $24,375.

NOTE 5.   ACQUISITION OF SUBSIDIARIES

During April 2000, the Company acquired 100% of the issued and outstanding stock of Communication Systems, Inc. ("ComSys"), an interconnection company, in exchange for 158,000 shares of the Company's common stock and a quantity of contingent shares valued at $50,000 and $100,000. The contingent shares are based upon the average closing price of such shares during the ten (10) trading days, immediately preceding March 31, 2001 and March 31, 2002, respectively. The issuance of the contingent shares is based on the subsidiary meeting certain future revenue and net income performance criteria as stipulated in the stock purchase agreement.

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

The allocation is preliminary; the Company is still reviewing and evaluating assets and liabilities. The customer list and goodwill are amortized over 5 and 15 years, respectively, resulting in $73,551 and $24,526 of amortization, respectively, for the nine months ended December 31, 2000.

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
                                                                 ----------
                                                                 $1,015,940
                                                                 ==========

                                USA DIGITAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2000

During April 2000, the Company acquired International Business Telephone Systems ("IBTS") in exchange for 62,000 shares of common stock and 15,000 shares of common stock to be issued contingent upon the subsidiary meeting certain future revenue and net income performance criteria and the Company meeting certain minimum closing stock prices. The acquisition was accounted for under the purchase method of accounting and accordingly the results of operations of IBTS are included in the accompanying consolidated financial statements from April 1, 2000, the effective date. The purchase price of $398,660 was determined based upon the average trading price of the Company's common stock during the acquisition period resulting in an allocation of the excess of the fair market value over the book value of the assets acquired to the customer list in the amount of $187,492 and goodwill in the amount of $187,493. The customer list and goodwill are amortized over 5 and 15 years, respectively resulting in $28,124 and $9,375 of amortization, respectively, for the nine months ended December 31, 2000. The allocation is preliminary; the Company is still reviewing and evaluating assets and liabilities.

The following unaudited information reflects the preliminary estimated fair market values of the assets acquired and the liabilities assumed:

          Cash                                       12,494
          Accounts receivable                        16,493
          Inventory                                   3,579
          Customer list                             187,492
          Goodwill                                  187,493
          Other assets                                1,401
          Accounts payable and other                (10,292)
                                                  ---------
                                                  $ 398,660
                                                  =========


The table below reflects unaudited pro forma combined results of the Company as if the acquisitions had taken place on April 1, 1999:

                                              NINE MONTHS ENDED DECEMBER 31
                                                  2000           1999
                                                  -----          -----

Revenues                                      $  3,760,858   $  2,163,904
Costs and expenses                               5,271,151      3,091,904

Net loss                                      $ (1,510,293)  $   (928,000)
Net loss per share - basic and diluted        $      (0.15)  $      (0.16)

                                USA DIGITAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2000

NOTE 6.           SEGMENT INFORMATION

The table below summarizes the Company's segment data related to the communications services and integration services segments for the three months ended December 31, 2000. During 1999, the Company was in the development stage without identifiable segments.


                                                           THREE MONTHS ENDED DECEMBER 31, 2000
                                             ------------------------------------------------------------------
                                                Communications            Integrated
                                                   Services                Services         Consolidated Total
                                             ----------------------    -----------------    -------------------
Revenues from external customers                   $   639,183            $ 420,079             $1,059,262
Net income (loss)                                     (618,059)             (48,860)              (666,919)

Total assets                                      $  3,546,451            $ 344,823            $ 3,891,274


The  table  below   summarizes  the  Company's   segment  data  related  to  the
communications services and integration services segments for the nine months ended December 31, 2000.

                                                            NINE MONTHS ENDED DECEMBER 31, 2000
                                             ----------------------------------------------------------------
                                                Communications          Integrated
                                                   Services              Services         Consolidated Total
                                             ----------------------   ----------------    -------------------
Revenues from external customers                 $  2,317,801          $ 1,443,057             $3,760,858
Net income (loss)                                  (1,507,298)              (2,995)            (1,510,293)

Total assets                                     $  3,546,451            $ 344,823            $ 3,891,274

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion and analysis should be read in conjunction with the financial statements and related notes included elsewhere in this Quarterly Report Form 10-QSB. The Company may from time to time make written or oral "forward-looking statements." These forward-looking statements may be contained in this Quarterly Report on Form 10-QSB with the Securities and Exchange Commission the ("SEC), and in other communications by the Company, which are made in good faith pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The words "may", "could", "should", "would", "believe", "anticipate", "estimate", "expect", "intend", "plan", and similar expressions are intended to identify forward-looking statements.

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

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2000 AND MARCH 31, 2000

Total assets increased $261,817 to approximately $3.9 million at December 31, 2000 from March 31, 2000. The increase is primarily attributable to the acquisition of Comsys and IBTS during the three months ended June 30, 2000. The Company acquired 100% of the issued and outstanding stock of ComSys, an interconnection company, in exchange for 158,000 shares of the Company's common stock and a quantity of contingent shares valued at $50,000 and $100,000. The contingent shares are based upon the average closing price of such shares during the ten (10) trading days proceeding March 31, 2001 and March 31, 2002, respectively. The issuance of the contingent shares is based on the subsidiary meeting certain future revenue and net income performance criteria as stipulated in the stock purchase agreement. In addition, during April 2000, the Company acquired IBTS in exchange for 62,000 common shares and contingent shares of 15,000 based on the subsidiary meeting certain future revenue and net income performance criteria and the Company meeting certain minimum closing stock prices. Comsys has served the Gainesville, Florida market for 19 years, while IBTS has served the Ft. Lauderdale, Florida market for 18 years. Both Comsys and IBTS provide PBX systems, electronic key systems, call technology servers, voice mail systems, automatic call distributors and network and computer wiring.

The decrease in the Company's cash and cash equivalents of $800,647 over the nine month period ended December 31, 2000 was primarily attributable to costs associated with the acquisitions of Comsys and IBTS, a related increase in inventories, and additional deposits required for the Company to expand its network infrastructure. The Company's net property and equipment decreased by approximately $728,000, which is a result of certain equipment ordered under a capital lease obligation for which the Company had not taken delivery. See Note 2.

Equipment acquisitions for the nine month period amounted to approximately $187,000. Intangible assets, which are comprised mostly of customer lists and goodwill, increased by approximately $1.1 million as a result of the acquisitions. Total deposits increased by $66,450 primarily as a result of the execution of a new capital lease for telephone switching equipment, retainer fee for acquisition related professional services and deposits for office and switch site leases.

Total liabilities decreased $318,588 to $1.4 million at December 31, 2000 from March 31, 2000. This decrease is primarily attributable to the approximately $867,000 decrease in the capital lease obligation and a $125,000 decrease in unearned revenue. An increase in accounts payable and accrued expenses of $373,885 and the Convertible Debenture Note of $300,000 offset the decrease.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999

The Company incurred a net loss of $666,919 or $0.07 per share, for the quarter ended December 31, 2000, as compared to a loss of $418,099 or $0.07 per share for the quarter ended December 31, 1999.

For  the  three  months  ended   December  31,  2000,   the  Company   generated
approximately $1.1 million in total revenues. The Company generated approximately $822,790 in revenues in the corresponding period of 1999. Of the December 31, 2000 revenues, $639,183 was generated by the communications services segment of the Company's operations, which includes Internet products and services offered by Gator.net and the communications equipment products and services offered by TEAM, Comsys and IBTS. Net loss for the communications services segment for the quarter was $618,059. For the corresponding period in 1999, revenues of approximately $822,790 were attributable to communications services and the related net loss was $418,099.

During the three months ended December 31, 2000, the parent company (on unconsolidated basis) did not generate revenues, as its network infrastructure was not yet operational. Consequently, the parent company sustained net loss of approximately $544,707 for this period. The net loss for the parent company was comprised primarily of salaries and wages, professional fees, and computer consulting fees, incurred to develop the telephone and Internet infrastructure of the Company.

The Company anticipates being able to offer a full line of local, long distance telephone services, expanded Internet services, and wireless solutions by the end of calendar year 2001. In this regard, the Company has entered into an agreement with Lucent Technologies, Inc. for the purchase of $25 million of network equipment over a three-year period. Financing for this equipment is being provided by Gallant Capital and Finance, LLC, pursuant to an agreement, which provides up to $30 million in financing. The Company took delivery of Lucent's initial equipment order on July 1, 2000. Installation of the Lucent equipment, which began in July, has not been completed. Additionally, the Company has leased from Siemens one Digital Central Office Long Distance Switch, which is installed at the Company's Orlando, Florida office. Once the installation and testing have been completed and these switches are operational, the Company will be able to provide the above products to its customers in the Orlando, Tampa, and Gainesville, markets.

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

The integration services segment of the Company's operations generated revenues of $420,079 for the three months ended December 31, 2000. This segment includes the network and computer hardware and software, wiring, systems integration services, consulting, fire wall installation, local area network ("LAN") and wide area network ("WAN") implementation and maintenance and management of those products offered by DSA. Net loss for the quarter that ended December 31, 2000 for the integration services segment was $48,860.

The Company's total operating expenses increased approximately $500,000 to $1.7 million for the three months ended December 31, 2000 compared to the three months ended December 31, 1999. The Company incurred approximately $1.2 million in operating expenses in the corresponding period of 1999. This increase in expenses is attributed to increases in the cost of equipment sales and direct wages and network operating expenses, reflecting operational costs and professional fees incurred to support the newly acquired companies. Interest expense for the three month period ended December 31, 2000 increased approximately $47,000 compared to the three months ended December 31, 1999 related to the convertible debenture of $300,000 issued September 2000 (see Note
3).

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999

The Company incurred a net loss of $1.5 million or $0.16 per share, for the nine months ended December 31, 2000, as compared to a loss of $839,064 or $0.15 per share for the nine months ended December 31, 1999.

For the nine months ended December 31, 2000, the Company generated approximately $3.8 million in total revenues. The Company generated approximately $1.3 million in revenues in the corresponding period of 1999. The increase is primarily responsible to the acquisitions Syncom, ComSys and IBTS for the nine month period ended December 31, 2000. Of the December 31, 2000 revenues, $2.3 million was generated by the communications services segment of the Company's operations, which includes Internet products and services offered by Syncom, Inc. (doing business as "Gator.net") and the communications equipment products and services offered by TEAM, ComSys and IBTS. Net loss for the communications services segment for the nine months was approximately $1.5 million. For the corresponding period in 1999, revenues of approximately $1.3 million were attributable to communications services and the related net loss was $839,064.

During the nine months ended December 31, 2000, the parent company (on unconsolidated basis) did not generate revenues, as its network infrastructure was not yet operational. Consequently, the parent company sustained a net loss of approximately $1.3 million for the nine months. The net loss for the parent company was comprised primarily of salaries and wages, professional fees, and computer consulting fees, incurred to develop the telephone and Internet infrastructure of the Company.

The integration services segment of the Company's operations generated revenues of $1,443,058 for the nine months ended December 31, 2000. This segment includes the network and computer hardware and software, wiring, systems integration services, consulting, fire wall installation, local area network ("LAN") and wide area network ("WAN") implementation and maintenance and management of those products offered by DSA. Net loss for the nine months ended December 31, 2000 for the integration services segment was $2,995.

The Company's total operating expenses increased approximately $3.1 million to approximately $5.3 million for the nine months ended December 31, 2000 compared to the nine months ended December 31, 1999. This increase in expenses is attributed to increases in the cost of equipment sales and direct wages and network operating expenses, reflecting operational costs and professional fees incurred to support the newly acquired companies.

LIQUIDITY AND CAPITAL RESOURCES

The Company's strategy is to acquire established Internet service providers, computer/ network integrators, telephone interconnect companies, and facility based carriers and switchless resellers mostly in exchange for stock in USA Digital. As such, the Company does not anticipate requiring large sums of money to consummate its anticipated acquisitions. However, the Company does anticipate incurring expenses necessary to complete its network infrastructure. To that end, the Company has received a firm commitment on a $30.0 million line of credit of which $24.0 million is committed to the purchase of Lucent Technologies equipment and the remaining $6.0 million may be used for general corporate and working capital purposes.

The Company raised $375,000 in additional operating capital in a private placement, which closed on January 2, 2001 (see Note 4 above). The Company is currently pursuing other avenues to attract debt and/or equity financing. However, due to the volatility of the capital markets, there can be no assurance that the Company will be successful in these endeavors. Without an infusion of working capital, the Company will not be able to implement the current business plan.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On or about January 12, 2001, Metropolitan Life Insurance Company filed a one-count suit against USA Digital in the Circuit Court of the Ninth Judicial District in and for Orange County Florida, for damages in excess of $15,000. The suit alleges breach of a lease for office space located at 135 West Central Boulevard, Suite 840, Orlando, Florida. On February 2, 2001, USA Digital answered the Complaint, admitting that it had failed to pay its lease payments for November and December 2000, but affirmatively asserting that USA Digital never took possession of the premises and Metropolitan Life has failed to mitigate its damages by reletting the premises. This litigation is in the initial stages and exposure is uncertain at this time.

On September 18th 2000 the Company filed a Complaint against H. Ralph Cole, Jr. and June Cole (Collectively the "Coles") in the Thirteenth Judicial Court in and for Hillsborough County, Florida, styled USA Digital, Inc. and Telephone Engineering and Maintenance, Inc. v. H. Ralph Cole Jr. and June Cole, Case No. 00006974 The lawsuit relates to an Acquisition Agreement dated June 7, 1999, whereby the Company acquired the stock of Telephone Engineering and Maintenance, Inc. ("TEAM") from H. Ralph Cole, the sole owner of all issued and outstanding shares of TEAM. The lawsuit also relates to a Stock Pledge Agreement, and Employment Agreement executed in conjunction with the acquisition. The lawsuit is based on H. Ralph Cole's breaches of the Acquisition Agreement and misrepresentations that induced the Company to enter into the Acquisition Agreement and related agreements. The Lawsuit seeks money damages for Cole's misrepresentations and misappropriation of the Company and/or TEAM's property. The lawsuit also seeks possible rescission of the acquisition. No discovery has occurred and the Cole's have filed no positive claims against the Company or TEAM nor asserted any affirmative defense to the lawsuit.

On or about November 19, 2000, the parties agreed to settle the lawsuit and executed a letter setting forth the settlement terms whereby the company would allow Mr. Cole to convert his existing Convertible Preferred Class B Series 1 into 196,463 shares of common stock, not the 500,000 he would have otherwise been entitled to (effectively canceling the 303,537 shares).

The 196,463 shares are to be put into an escrow account and are subject to a five-year leakage agreement and to offset for claims or liabilities asserted or suffered by the Company as a result of certain prior actions taken or omitted by Cole while an employee or owner of TEAM. The Company expects to have the final Settlement Agreement executed within thirty days.

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

              None

B.       Reports on Form 8-K

              None


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


USA DIGITAL, INC.


By: /s/ Peter J. Lyons
    -------------------------------------
    Peter J. Lyons, Chief Executive Officer and
    A Director (principal executive officer)

    /s/Mark D. Cobb
    -----------------0--------------------
    Mark D. Cobb, President, Chief Operating
    Officer and a Director
    (principal accounting officer)


Date: February 14, 2001