Form 10KSB
period 2001-03-31
USA DIGITAL INC
filed 2001-07-16
CIK 1094563

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended March 31, 2001

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

                           601 S. HARBOUR ISLAND BLVD.
                                    SUITE 103
                              TAMPA, FLORIDA 33602
                    (Address of principal executive offices)
                                 (813) 221-8373
                           (Issuer's Telephone Number)

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

     Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Revenues for the issuer's fiscal year ended March 31, 2001 were $4,584,094.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, as of a specified date within the last 60 days. On July 2, 2001: $8,953,529.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. USA Digital, Inc. had 10,844,820 shares outstanding as of June 30, 2001

                       DOCUMENTS INCORPORATED BY REFERENCE

     The definitive proxy statement pursuant to Regulation 14A to be delivered to the Commission for filing which has not previously been mailed to the Commission is incorporated by reference into Parts II and III of this report.

Transitional Small Business Disclosure Format (check one):     Yes   No  X
                                                                  ---   ---

                                TABLE OF CONTENTS
                                -----------------
                                                                           PAGE
                                                                           ----
PART I......................................................................1
   ITEM 1.        DESCRIPTION OF THE BUSINESS...............................1
   ITEM 2.        DESCRIPTION OF PROPERTY...................................7
   ITEM 3.        LEGAL PROCEEDINGS.........................................7
   ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......8

PART II.....................................................................8
   ITEM 5.        MARKET FOR USA DIGITAL'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS.......................................8
   ITEM 6.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.......................9
   ITEM 7.        FINANCIAL STATEMENTS.....................................15
   ITEM 8.        CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE......................16

PART III...................................................................16
   ITEM 9.        DIRECTORS AND EXECUTIVE OFFICERS OF USA DIGITAL;
                  COMPLIANCE WITH SECTION 16(A)  OF THE EXCHANGE ACT.......16
   ITEM 10.       EXECUTIVE COMPENSATION...................................16
   ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT...............................................17
   ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...........17
   ITEM 13.       EXHIBITS AND REPORTS ON FORM 8-K.........................18

                                     PART I

ITEM 1.  DESCRIPTION OF THE BUSINESS

GENERAL

          USA Digital, Inc. (the "Company" or "USA DIGITAL") is a highly integrated convergent communications company. The Company operates in two identifiable industry segments, principally within the state of Florida. The Integrated Communications Services Segment provides businesses with telecommunications equipment implementations and enhanced services. The Information Integration Services Segment provides businesses with information system equipment and integration services. The Company has acquired and seeks to acquire Internet service providers, telephone interconnect companies, computer/network integrators, and switchless resellers to operate within one or both of these industry segments. Finally, the Company is certified as a facilities-based Competitive Local Exchange Carrier (CLEC) in Florida, Georgia, North and South Carolina. While the Company is not currently providing local exchange services, as discussed below, the Company's ultimate state of business provides for full-integrated telecommunication services to principally business customers.

          On March 5, 1999, the Company was incorporated in the State of Nevada.

          On March 4, 1999, Blazoon Systems Incorporated ("Blazoon"), an inactive publicly held company with no recent operating history, acquired 100% of the outstanding common stock of Diverse Capital Corp. ("Diverse"), in exchange for 1,235,000 shares of Blazoon common stock. From its inception through March 4, 1999, Diverse was engaged in the development of its business plan and infrastructure to become a convergent communications company. Subsequent to the acquisition, the prior shareholders of Diverse owned approximately 55% of the voting common stock of Blazoon.

          On March 9, 1999, the Company consummated a merger agreement with Blazoon, with the Company as the surviving entity. The Company entered into the March 9, 1999 transaction with Blazoon in order to: (1) re-domicile Blazoon as a Nevada Corporation in order to take advantage of the more favorable corporate law and franchise tax of Nevada; (2) effect the name change from Blazoon to USA Digital, Inc.; and (3) to create a public market for USA Digital, Inc. common stock so that the Company could more easily raise the capital necessary to carry out its business plan.

         On July 9th 1999, the Company completed the purchase of the outstanding common stock of DSA Computers, Inc. (DSA) for 40,000 shares of Series B Redeemable Convertible Common Stock valued at $126,500 ($160,000 liquidation preference). DSA is engaged in the sale of network integration equipment and services and is included in the Company's Information Integration Services Segment. The transaction was accounted for as a purchase.

       On August 5th 1999, the Company completed the purchase of the outstanding common stock of Telephone Engineering and Maintenance, Inc. (TEAM) for 50,000 shares of Series B Redeemable Convertible Common Stock valued at $158,000 ($200,000 liquidation preference). TEAM is engaged in selling and servicing telecommunications equipment and is included in the Company's Integrated Communications Services Segment. The transaction was accounted for as a purchase.

       On December 1, 1999, the Company, through a wholly-owned subsidiary, completed the purchase of certain assets of Computer Advanced Technology Corp.
(CAT) for cash of approximately $61,000 and 50,000 shares of common stock valued at approximately $25,000. CAT is engaged in the sale of network integration equipment and services and is included in the Company's Information Integration Services Segment. The transaction was accounted for as a purchase.

       On January 6, 2000, the Company completed the purchase of Syncom, Inc. (Syncom) for common stock valued at approximately $330,000 and cash advances of $123,000. Syncom is an Internet Service Provider (ISP) serving principally residential customers, and is included in the Company's Integrated Communications Services Segment. The transaction was accounted for as a purchase. In May 2001 Syncom sold its residential dial-up customer base to Gainesville Regional Utility for net cash proceeds of $164,139. The loss of $332,328 on this transaction was recorded during the year ended March 31, 2001 to reflect the impairment in the net book value of the assets.

       On April 20, 2000, the Company completed the purchase of the outstanding common stock of International Business Telephone Systems (IBTS) in exchange for 62,000 shares of common stock valued at $379,750. IBTS is a telecommunications interconnection company and is included in the Company's Integrated Communications Segment. The transaction was accounted for as a purchase.

       On April 28, 2000, the Company completed the purchase of the outstanding common stock of Communications Systems, Inc. (ComSys) in exchange for 158,000 shares of common stock valued at $1,008,412. ComSys is a telecommunications interconnection company and is included in the Company's Integrated Communications Segment. The transaction was accounted for as a purchase.

       On December 8, 2000, the Company completed the purchase of certain assets of Progressive Technical Services, Inc. (PTSI) in exchange for 10,000 shares of common stock valued at $53,164 and $20,000 cahs. PTSI is a telecommunications interconnection company and is included in the Company's Integrated Communications Segment. The transaction was accounted for as a purchase.

BUSINESS DESCRIPTION

         The Company is building a highly integrated, convergent communications company, through a combination of merger and acquisition activities and internal network design and development, which is planned to address the rapidly converging and expanding telecommunication and information systems demands of small to medium size businesses. The Company has a unique and multifaceted business strategy that includes an aggressive Acquisition/Roll-up Plan of private companies that poses the Company's industry focus. The acquired operational companies will create immediate critical mass, and a revenue stream, while providing a customer base into which USA DIGITAL will ultimately market and cross-sell its planned comprehensive suite of Next Generation Business Solutions and offerings, including information systems, such as Local Area Networks, telecommunications systems and, ultimately, telecommunications services, such as local and data services.

         USA DIGITAL is focused on providing a full suite of Next Generation Business Solutions for the small to medium business customer. Most communications companies typically have an "If I build it they will come" strategy. USA DIGITAL has an acquisition program designed to acquire a customer base it can migrate onto its network and to which it can market its Next Generation Business Solutions. The Company plans to provide products and services that will allow small to medium businesses to enter the Next generation information age smoothly and cost effectively, which allows them to compete with larger more established companies.

         The uniqueness of USA DIGITAL's approach is the acquisition strategy combined with the economic model, through which USA DIGITAL will realize immediate revenue and an existing customer base. USA DIGITAL began its acquisition program in Florida and will expand throughout the BellSouth nine state region.

         USA DIGITAL ultimately intends to offer the principally business customers of the acquired companies local, long distance and enhanced-data services through the Interconnection Agreements currently in place with various Incumbent Local Exchange Carriers, including BellSouth, Verizon and Sprint. These facility-based Agreements allow USA DIGITAL to provide these services utilizing the Unbundled Network Element Protocol (UNE-P), where the Company is able to lease access to certain specific elements of the Incumbent Local Exchange Carriers network, without investing in expensive network equipment. However, at some point in the future, the Company plans to build its proprietary network when conditions support the acquisition of sufficient capital and related technology proliferates in the market that supports the Company's technology platforms.

          The second phase of the Company's strategy is to build a Next Generation Internet Protocol Asynchronous Transfer Mode (IP/ATM) packet network, initially throughout the southeastern United States, beginning in Florida. USA DIGITAL will migrate the customers being serviced on the UNE-P to this Next generation network, and then migrate the remaining customers of the acquired companies onto the new network, by providing them cost effective bundled business solutions. In this regard, in May 2000, the Company entered into an agreement with Lucent Technologies, Inc. ("Lucent") for the purchase of $25 million of network equipment over a three-year period. Lucent introduced the Company to Gallant Capital and Finance LLC ("Gallant Capital"). Financing for the purchase of this network equipment was to be provided by Gallant Capital pursuant to an agreement, which provided for up to $30 million in financing. The Company took delivery of Lucent's initial equipment order on July 1, 2000. However, on March 1, 2001 Lucent informed the Company that it had discontinued the PathStar(TM) product line, and has requested the return of the equipment that had already been delivered.

         In addition, Lucent has informed the Company that it will no longer honor the Company's financing agreement with Gallant Capital. Although Lucent has offered the Company an alternate solution to the canceled PathStar(TM) product line, it has conditioned the alternate solution on the Company obtaining additional financing acceptable to Lucent. Lucent has taken this position despite the fact that Gallant Capital has informed USA Digital that its financing for the Lucent equipment remains in place. Under the circumstances, USA Digital believes it is in its best interest to immediately commence the evaluation of network equipment of the other major vendors, and with interest rates down, to look for other funding sources for whatever network solution it decides to deploy.

         As a result of these developments involving Lucent and Galant, and the general down turn in the telecommunications industry and economy, in part causing the Company's recurring operating losses and negative operating cash flows, the Company has been forced to terminate an existing lease on the Siemens DCO/CS long distance switch, to suspend expansion and development of its telecommunications network and to significantly curtail administrative and network expenditures. If the Company does not obtain additional funding on acceptable terms, it will be unable to complete its network infrastructure and execute on its business strategies and objectives. See "Management's Discussion and Analysis of Financial Condition and results of Operations-Liquidity and Capital Resources."

         The third phase of the Company's strategy is an out of region mergers and acquisition program designed to acquire companies that believe in USA DIGITAL's vision and strategy. The ultimate goal is to build a nationwide, solutions based, Integrated Computer and Communications Provider (ICCP) Company that will compete effectively in the growing communications and computer marketplace utilizing our business solutions. Although the Company was able to complete five acquisitions between March of 1999 and April of 2000, the depressed capital markets and the Company's recurring operating losses and negative operating cash flows made it difficult to complete additional acquisitions since that time. As a result, the Company has made only one acquisition since April of 2000, has sold the Syncom residential customer base and has identified other assets of the Company for possible sale. While management is aggressively pursing additional funding sources, there can be no assurance that the Company's financial condition or the capital markets will improve in a manner that will enable the Company to make additional acquisitions.

         The 1996 "Telecommunications Act", combined with the technological advances of Next generation broadband switching equipment has created a cost effective window of opportunity that far exceeds anything previously experienced in the communications or computer industries to date. Through the deployment of Next generation packet technology and switching systems, USA DIGITAL's costs to build and operate this network will be 50% less than the costs paid by existing service providers who are utilizing older narrowband legacy equipment. This new broadband technology allows USA DIGITAL to provide up to 12 voice lines and a
1.544 m.b. data channel over a single copper pair which creates a break even point per switch hub of approximately 500 customers

         The Company has already begun to capitalize on these opportunities through the completion of six acquisitions currently generating in excess of $4 million in annual revenue and having an active combined customer base of over 8,500 business customers. The Company believes that its these strategies and elements that will allow USA DIGITAL to be one of the first of a new breed of company called Integrated Computer and Communications Providers (ICCP), and should provide early profitability and return on investment for its investors and shareholders.

         The Company also intends to capitalize on the convergence in the communications industry and legislative changes through the acquisition of strategic partners that have a recognized presence and customer base in its particular market and region, and by offering these newly acquired customers a complete package of products and services.

PRODUCTS CURRENTLY OFFERED

         The Company currently offers the following products and services to its customers, by identifiable industry segment:

         INTEGRATED COMMUNICATIONS SERVICES

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

         INFORMATION INTEGRATION SERVICES

         The Company offers computer hardware and software, network integration technology and engineering products and services for small and medium size businesses. More specifically, the Company offers network and computer wiring, systems integration services and consulting, fire wall installation, local area network ("LAN") and wide area network ("WAN"), implementation and maintenance and management of those products and services through its wholly-owned subsidiary, DSA Computers, Inc. DSA has been marketing these products and services since 1991. These services are also offered by Computer Advanced Technology Solutions, Inc., a newly formed subsidiary that was a spin off of the assets of CAT Computers from DSA Computers.

PRODUCTS TO BE OFFERED IN THE FUTURE

                  The Company will continue to provide communications equipment products and services, computer hardware and software, and network integration products and services. In addition to these products and services, the Company plans to begin offering a full line of local, and long distance telephone services, within the next 90 days.

                  LOCAL, AND LONG  DISTANCE SERVICES

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

         Prior to deploying its Next generation network, USA DIGITAL intends to offer, to the customers of the acquired companies, local and long distance services through the Interconnection Agreements already in place with various Incumbent Local Exchange Carriers. These Agreements allow USA DIGITAL to provide these services without investing in expensive network equipment and by utilizing the Unbundled Network Element Platform (UNE-P) provided for in the Agreements, USA DIGITAL will be able to build reasonably margined revenue (40%) prior to network deployment.

         In this regard, the Company entered into interconnection/re-sale agreements with GTE Corp. covering their 37 state region and Bell Atlantic Corp. covering 7 of their 14 states. With the recent merger of Bell Atlantic and GTE forming Verizon Communications, USA DIGITAL now has agreements covering the vast majority of Verizon's U.S. locations. The Company has also executed agreements with Bell South covering their 9-state region, Southwestern Bell Telephone Co. covering their 13-state region, Sprint covering their 18-state region and Quest, covering their 14-state region. These agreements give USA DIGITAL interconnection agreements covering Arizona, Arkansas, Alabama, California, Colorado, Connecticut, Delaware, Florida, Georgia, Idaho, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maryland, Michigan, Minnesota, Mississippi, Missouri, Montana, Nebraska, Nevada, New Jersey, New Mexico, New York, North Carolina, North Dakota, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, South Dakota, Tennessee, Texas, Utah, Virginia, Washington, West Virginia, Wisconsin, and Wyoming. Now that USA DIGITAL has agreements covering the vast majority of the United States, it sets the stage for the Company's future expansion plans. It will also allow the Company to take advantage of acquisition opportunities that are outside of its initial footprint.

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

         The Company does not currently generate revenues from co-location services, local or long distance services, Internet, or wireless telephone products and services. The Company currently offers local and long distance telephone products and services to its customers. Local service is offered under the re-sale agreements with Bell South, Sprint or GTE. Long distance is offered under a re-sale agreement with Qwest. Until an agreement is reached with a cellular company, the Company will not be able to provide wireless services to its customers or generate revenues from the sale of such products and services. Until its local and long distance telephone switches are operational, the Company will not be able to offer co-location services.

         In addition to the businesses discussed above, the Company has targeted other businesses that it feels will be synergistic with the Company's business plan. These include Internet service providers, telephone interconnect companies, computer hardware and software companies, system/network integrators, and local and long distance resellers. To date, the Company's management through its network of contacts, has identified many of these acquisition candidates and has closed the acquisitions of DSA Computers, Inc., C.A.T. Computers, TEAM, Inc., Comsys, Inc., IBTS and Syncom, Inc. in return for the Company's stock. Additionally, the Company is currently negotiating several further acquisitions where the consideration would solely be the Company's stock. However, as discussed above, the depressed capital markets and the Company's recurring operating losses and negative operating cash flows have made it difficult to complete additional acquisitions. While management is aggressively pursing additional funding sources, there can be no assurance that the Company's financial condition or the capital markets will improve in a manner that will enable the Company to make additional acquisitions.

MARKET AREA

          The Company's target market is small to medium size businesses that need assistance moving into the information age so that they can take advantage of new markets as well as rapidly changing technologies. These businesses are generally accustomed to working with a local communication vendor to ensure that its communication needs receive the highest priority. Through the acquisition of computer hardware/network integrators, telephone interconnect companies, Internet service providers, and switchless resellers, the Company will build a customer base that will purchase its convergent communications products. The Company intends to confine its business to the metropolitan areas of Florida (e.g. Orlando, Tampa, Gainesville, Miami, etc.) for the next 9-12 months, and thereafter, it intends to expand into the remaining eight states in the BellSouth region, which includes Florida, Georgia, North Carolina, South Carolina, Alabama, Tennessee, Mississippi, Louisiana and Kentucky.

COMPETITION

         Every aspect of the telecommunications and information integration industries is extremely competitive, and USA DIGITAL expects that competition will intensify in the future. The Company faces significant competition from carriers and other companies with greater market share and financial resources. USA DIGITAL will compete domestically with incumbent providers (Incumbent Local Exchange Carriers "ILEC"), which have historically dominated local telecommunications, and with long distance carriers, for the provision of long distance services. Sometimes the incumbent provider offers both local and long distance services. The ILECs presently have numerous advantages as a result of their historic monopoly control over local exchanges.

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

PERSONNEL

         As of June 30, 2001, the Company had 43 full-time employees. The employees are not represented by a collective bargaining unit and the Company considers its relationship with its employees to be good.

ITEM 2.  DESCRIPTION OF PROPERTY

OFFICES/PROPERTY

         The following table sets forth certain information at March 31, 2001 regarding the Company's office facilities, which are owned or leased by the Company and certain other information relating to its property at that date.


                                                 ANNUAL        LEASE                    SQUARE
                                                  RENT         EXPIRES                  FOOTAGE
100 West Lucerne Circle, Suite 600               $ 38,892      December 31, 2004         1,852
Orlando, FL  32801

6702 Benjamin Road, Suite 300                    $ 66,000      December 31, 2002         2,400
Tampa, FL 33634

10001 N.W. 50th Street, Suite 105 Sunrise,       $ 30,000      November 30, 2002         3,400
Florida 33351

503 S.W. 2nd Avenue                              Owned         --                        4,000
Gainesville, Florida

601 S. Harbour Island Blvd., Suite 103           $40,000      September 30, 2005         2,000
Tampa, Florida 33602



ITEM 3.  LEGAL PROCEEDINGS

         On or about January 12, 2001, Metropolitan Life Insurance Company filed a one-count suit against USA DIGITAL in the Circuit Court of the Ninth Judicial District in and for Orange County Florida, for damages in excess of $15,000. The suit alleges breach of a lease for office space located at 135 West Central Boulevard, Suite 840, Orlando, Florida. On February 2, 2001, USA DIGITAL answered the Complaint, admitting that it had failed to pay its lease payments for November and December 2000, but affirmatively asserting that USA DIGITAL never took possession of the premises and Metropolitan Life has failed to mitigate its damages by re-letting the premises. The parties settled the dispute via arbitration on May 23, 2001 whereby the Company has agreed to pay Metropolitan Life Insurance Company the sum of $55,000 as payment in full, on or before August 24, 2001. This amount has been recognized as a liability in the March 31, 2001 financial statements.

         On September 18, 2000, the Company filed a Complaint against H. Ralph Cole, Jr. ("Cole") and June Cole in the Thirteenth Judicial Court in and for Hillsborough County, Florida, styled USA DIGITAL, Inc. and Telephone Engineering and Maintenance, Inc. v. H. Ralph Cole Jr. and June Cole, Case No. 00006974. The lawsuit relates to an Acquisition Agreement dated June 7, 1999, whereby the Company acquired the stock of Telephone Engineering and Maintenance, Inc. ("TEAM") from Cole, the sole owner of all issued and outstanding shares of TEAM. The lawsuit also relates to a Stock Pledge Agreement, and Employment Agreement executed in conjunction with the acquisition. The lawsuit is based on Cole's breaches of the Acquisition Agreement and misrepresentations that induced the Company to enter into the Acquisition Agreement and related agreements. The Lawsuit seeks money damages for Cole's misrepresentations and misappropriation of the Company and/or TEAM's property. The lawsuit also seeks possible rescission of the acquisition. No discovery has occurred and the Cole's have filed no positive claims against the Company or TEAM nor asserted any affirmative defense to the lawsuit.

         On or about November 19, 2000, the parties agreed to settle the lawsuit and executed a letter setting forth the settlement terms whereby the company would allow Cole to convert his existing Convertible Preferred Class B Series 1 into 196,463 shares of common stock, not the 500,000 he would have otherwise been entitled to (effectively canceling the 303,537 shares). The 196,463 shares are to be put into an escrow account and are subject to a five-year leakage agreement and to offset for claims or liabilities asserted or suffered by the Company as a result of certain prior actions taken or omitted by Cole while an employee or owner of TEAM. Although Cole signed a term sheet with the above terms and conditions, he has refused to execute a final document. Therefore, the Company is continuing with the lawsuit and expects to prevail.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None



ITEM 5.  MARKET FOR USA DIGITAL'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock is traded on the OTC Electronic Bulletin Board under the symbol "UDIG." The table below shows the high and low sales price during the periods indicated. The Company's common stock began trading on March 26, 1999. At March 31, 2001, the last trading date in the Company's fiscal year, the Company's common stock closed at $1.00. At June 30, 2001, there were 10,844,820 shares of the Company's common stock outstanding, which were held of record by approximately 81 stockholders, not including persons or entities who hold the stock in nominee or "street" name through various brokerage firms.

         The following table shows the market range for the Company's common stock based on reported sales prices on the OTC Electronic Bulletin Board.


                     PERIOD                     HIGH (1)               LOW (1)

         YEAR ENDED MARCH 31, 2000

         Quarter Ended June 30, 1999             3.2500                 1.5000

         Quarter Ended September 30, 1999        2.3750                 0.4375

         Quarter Ended December 31, 1999         1.9375                 0.8125

         Quarter Ended March 31, 2000           10.8750                 0.6875

         YEAR ENDED MARCH 31, 2001

         Quarter Ended June 30, 2000             8.0000                 5.0000

         Quarter Ended September 30, 2000        7.5312                 4.4375

         Quarter Ended December 31, 2000         6.7500                 1.1562

         Quarter Ended March 31, 2001            2.5000                 1.0000

--------------

     (1) All figures adjusted to reflect a 2 for 1 stock split effected on March 6, 2000.

         The Company did not pay cash dividends in fiscal years 2000 or 2001 and does not intend to do so for the foreseeable future. The Board of Directors considers paying dividends, dependent on the results of operations and financial condition of the Company, tax considerations, industry standards, economic conditions, regulatory restrictions and other factors.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         OVERVIEW

         The following discussion and analysis should be read in conjunction with the financial statements and related notes included elsewhere in this Form 10-KSB. The Company may from time to time make written or oral forward-looking statements. These forward-looking statements may be contained in this Form 10-KSB filing with the Securities and Exchange Commission the ("SEC"), the Annual Report to Shareholders, other filings with the SEC, and in other communications by the Company, which are made in good faith pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The words "may", "could", "should", "would", "believe", "anticipate", "estimate", "expect", "intend", "plan", and similar expressions are intended to identify forward-looking statements.

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

GENERAL

       The Company is building a highly integrated, convergent communications company that will address the rapidly expanding communication demands of small to medium size businesses. The Company operates in two identifiable industry segments, principally within the state of Florida. The Integrated Communications Services Segment provides businesses with telecommunications equipment implementations and enhanced services. The Information Integration Services Segment provides businesses with information system equipment and integration services. Through its Integrated Communications Services Segment, the Company currently provides telecommunications and computer equipment sales and service through its wholly owned subsidiaries, Telephone Engineering and Maintenance, Inc. ("TEAM"), Communications Systems, Inc. ("Comsys"), and International Business Telephone Systems, Inc. ("IBTS"), which have been marketing their products and services for 14, 19, and 18 years, respectively. Through its Information Integration Services segment, the Company also offers computer hardware and software, network integration technology and engineering products and services for small and medium size businesses through its wholly owned subsidiaries, DSA Computers, Inc. ("DSA"), which has been selling these products and services since 1991, and Computer Advanced Technology Solutions, Inc. a newly formed subsidiary and spin off of DSA Computers.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2001 AND MARCH 31, 2000

         Total assets decreased $371,091 to approximately $3.3 million at March 31, 2001 from March 31, 2000. The decrease is primarily attributable to the removal and of network equipment of approximately

$997,000 (see Note 5), a decrease in cash of approximately $842,275 and a net reduction of assets due to the sale of the SynCom's customer lists of $332,328 and a charge for asset impairments of $284,627(see Note 4). The decrease is offset by net deferred financing costs of $423,385 resulting from the issuance of convertible debentures (see Note 7). The decrease is further offset by the acquisition of Comsys and IBTS during April 2000 and the acquisition of PTSI during December 2000. The Company acquired 100% of the issued and outstanding stock of ComSys, an interconnection company, in exchange for 158,000 shares of the Company's common stock valued at $1,008,412. In addition, during April 2000, the Company acquired IBTS in exchange for 62,000 common shares valued at $379,750 and contingent shares of 15,000, carried at par value, based on the subsidiary meeting certain future revenue and net income performance criteria and the Company meeting certain minimum closing stock prices. Comsys has served the Gainesville, Florida market for 19 years, while IBTS has served the Ft. Lauderdale, Florida market for 18 years. Both Comsys and IBTS provide PBX systems, electronic key systems, call technology servers, voice mail systems, automatic call distributors and network and computer wiring. Finally, during December 2000, the Company acquired certain assets comprising the business of PTSI for 10,000 shares of common stock valued at $53,164 and cash of $20,000. The Comsys, IBTS and PTSI acquisitions were accounted for as purchase business combinations in which the purchase prices were allocated to acquired assets and liabilities at their fair values. The transactions resulted in the recognition of goodwill of $955,216, $353,680 and $2,149, respectively, which are being amortized over fifteen years under current accounting standards. The results of operations of acquired companies are included in the Companies results of operations from the dates acquired.

         The decrease in the Company's cash and cash equivalents of $842,275 over the twelve month period ended March 31, 2001 was primarily attributable to high operating costs, the costs associated with the acquisitions of Comsys and IBTS, a related increase in inventories, and additional deposits required for the Company to expand its network infrastructure. The Company's net property and equipment decreased by approximately $697,070, which is a result of certain equipment ordered under a capital lease obligation for which the Company had not taken delivery (see Note 5).

         Equipment acquisitions, other than those of acquired businesses, for the twelve-month period amounted to approximately $174,000.

         Total liabilities increased $247,175 to approximately $1.9 million at March 31, 2001 from March 31, 2000. The increase is a net of an increase of $776,798 in accounts payable and accrued expenses, an increase of $336,500 in convertible debentures, an approximately $867,000 decrease in the capital lease obligation and an approximately $140,000 decrease in unearned revenue.

RESULTS OF OPERATIONS FOR THE YEARS ENDED MARCH 31, 2001 AND MARCH 31, 2000

         The Company incurred a net loss applicable to common stockholders of approximately $3.5 million or $0.36 per share, for the twelve months ended March 31, 2001, as compared to a loss of approximately $1.5 million or $0.26 per share for the twelve months ended March 31, 2000.

         For the twelve months ended March 31, 2001, the Company generated approximately $4.6 million in total revenues. The Company generated approximately $2.5 million in revenues in the corresponding period of 2000. The increase is primarily a result of the inclusion of the operating results of the acquisitions of Syncom in 2000 (for a full fiscal year in 2001), ComSys and IBTS for the twelve-month period ended March 31, 2001 (see Note 3). Of the revenues generated during the year ended March 31, 2001, $2.8 million were generated by the integrated communications services segment of the Company's operations, which includes Internet products and services offered by Syncom, Inc. (doing business as "Gator.net") and the communications equipment products and services offered by TEAM, ComSys and IBTS. Net loss for the communications services segment for the twelve months was approximately $745,000. For the corresponding period in the year ended March 31, 2000, revenues of approximately $1.3 million were attributable to communications services and the related net loss was $1.3 million. The sale of the Syncom customer base will reduce revenues by approximately $360,000 per year, while improving cash flow by approximately $144,000 per year. Had the Company been able to turn up the Lucent equipment in the prescribed time frame the sale would not have been necessary as the customer base would have become cash flow positive.

         During the twelve months ended March 31, 2001, the parent company (on unconsolidated basis) did not generate revenues, as its network infrastructure was not yet operational. Consequently, the parent company, which incurs principally all of the Company's general and administrative overhead expenses, sustained a net loss of approximately $2.5 million for this period. The net loss for the parent company was comprised primarily of salaries and wages, professional fees, and consulting fees, incurred to develop the telephone and Internet infrastructure of the Company and is allocated to the two segments for financial reporting purposes. As a result of the termination of the Company's agreement with Lucent and the Company's continuing operating losses and negative operating cash flows, the Company has been forced to terminate its lease on the Siemens DCO/CS long distance switch and to suspend expansion and development of its telecommunications network. If the Company does not obtain additional funding on acceptable terms, it will be unable to complete its network infrastructure and the parent company will continue to sustain losses.

         The integration services segment of the Company's operations generated revenues of approximately $1.8 million for the twelve months ended March 31, 2001. This segment includes the network and computer hardware and software, wiring, systems integration services, consulting, fire wall installation, local area network ("LAN") and wide area network ("WAN") implementation and maintenance and management of those products offered by DSA. Net loss for the twelve months ended March 31, 2001 for the integration services segment was approximately $2.8 million.

         The Company's total operating expenses increased approximately $4.1 million to approximately $8.1 million for the twelve months ended March 31, 2001 compared to the twelve months ended March 31, 2000. This increase in expenses is attributed to increases in the cost of equipment sales and direct wages and network operating expenses, reflecting operational costs and professional fees incurred to support the newly acquired companies. Asset impairment charges of $616,955, relate to the sale of SynCom assets and the charge off of impaired goodwill, are included in the operational costs for the twelve months ended March 31, 2001 (see Note 4). No such charge was incurred in the twelve months ended March 31, 2000. Depreciation and amortization increased $326,470 to $388,952 for the twelve months ended March 31, 2001 compared to the twelve months ended March 31, 2000. The increase in depreciation and amortization is also attributable to the assets and intangibles of the newly acquired companies. Interest expense for the twelve month period ended March 31, 2001 increased approximately $234,000 to $275,208 compared to the twelve months ended March 31, 2000 and is primarily related to loan cost amortization and a beneficial conversion charge of $151,625 on the convertible debentures' issuances of $335,000 (see Note 7).


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

         For the year ended March 31, 2000, the Company generated $2.5 million in total revenues. The Company did not generate any revenues in the corresponding period of 1999, in which the Company was still in its developmental stage. Of these revenues, $1.3 million were generated by the integrated communications services segment of the Company's operations which includes Internet products and services offered by Gator.net and the communications equipment products and services offered by TEAM. The acquisition of Gator.net in January of 2000 and TEAM in July of 1999 accounts for the increase in revenues for this segment during the year. Net loss for TEAM and Gator.net was $0.05 million during the year.

         During the year ended March 31, 2000, the parent company, which will offer local & long distance telephone service and high speed Internet access to its customers, did not generate revenues as its network infrastructure was not yet operational. Consequently, the parent company sustained a $1.5 million net loss for the year. The net loss for the parent company was comprised primarily of fees paid to consultants and expenses incurred to develop the telephone and Internet infrastructure of the Company. The Company projects that it will be able to provide all of its services by September 1, 2000.

         $1.2 million of the Company's revenues for the year were generated by the information integration services of the Company's operations which includes the network and computer hardware and software, wiring, systems integration services, consulting, fire wall installation, local area network ("LAN") and wide area network ("WAN") implementation and maintenance and management of those products offered by DSA. The acquisition of DSA accounts for the increase in revenues for this segment during the year. This segment incurred a $0.06 million net loss during the year.

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

SUBSEQUENT EVENTS

       In May 2001 Syncom, Inc., a wholly owned subsidiary of USA DIGITAL which was an Internet Service Provider (ISP) doing business as Gator.Net in Gainesville Florida sold its residential dial-up customer base to Gainesville Regional Utility for net proceeds of $164,139.

       On June 4, 2001, USA DIGITAL and Siemens entered into a mutual agreement whereby USA DIGITAL would be allowed to terminate the lease on the Siemens DCO/CS long distance switch without any further obligation on or before June 30, 2001. On June 30th 2001 the Company excercised its rights under the agreement and asked Siemens to pick up the switch. The switch was not revenue producing and this action was taken to reduce operating costs.

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

         The Company raised $375,000 in additional operating capital in a private placement, which closed on January 2, 2001. The Company is currently pursuing other avenues to attract debt and/or equity financing. However, due to the volatility of the capital markets, there can be no assurance that the Company will be successful in these endeavors.

         The Company has incurred operating losses and negative operating cash flows since its inception and currently has a significant net working capital deficiency. In addition, the Company does not have sufficient funds to operate its business through March 31, 2002. The Company's continued existence is dependent upon receiving additional funding to expand and operate its business.

         Management is taking actions to conserve the Company's existing cash flow from operations, while actively addressing possible funding sources. Further expansion and development of the Company's telecommunications network has been suspended, and administrative and network expenditures have been significantly curtailed. In addition, management has sold the Syncom, Inc. (d.b.a. "Gator.net") customer base, consisting primarily of residential customers, to more appropriately focus on its core strategy of addressing the rapidly expanding communications demands of small and medium size businesses. Furthermore, this sale improved working capital by approximately $164,000. (see
Note 4) This sale took place subsequent to year-end and the Company has identified other assets for possible sale. While management is aggressively pursing additional funding sources, the Company cannot guarantee that it will be able to obtain additional funding on acceptable terms.

         Without an infusion of working capital, the Company will not be able to implement the current business plan nor continue as a going concern.

ITEM 7.  FINANCIAL STATEMENTS

         The consolidated audited financial statements for the period March 31, 2001 are included in pages F-1 through F-23 of this Annual Report on Form 10-KSB. This includes the following financial statements:

         Report of Aidman, Piser & Company, P.A.
         Report of Ernst & Young LLP
         Consolidated Balance Sheet-- At March 31, 2001;
         Consolidated Statements of Operations-- Year Ended March 31, 2001 and 2000;
         Consolidated Statements of Changes in Stockholders' Equity -- Year Ended March 31, 2001 and 2000;
         Consolidated Statements of Cash Flows -- Year Ended March 31, 2001 and 2000; and
         Notes to Consolidated Financial Statements.

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On May 8, 2001, USA DIGITAL declined to reappoint its independent public accountant, Ernst & Young, LLP. ("E&Y") for the fiscal year ended March 31, 2001. The decision to decline to reappoint E&Y as the Company's independent public accountant was recommended and approved by the Board of Directors.

         On May 3, 2000, USA Digital declined to reappoint its independent public accountant, Weinberg & Company, P.A. ("Weinberg") for the fiscal year ended March 31, 2000. The decision to decline to reappoint Weinberg as the Company's independent public accountant was recommended and approved by the Board of Directors.

         During the two most recent fiscal years ending on March 31, 2001 and March 31, 2000, the financial statements of the Company did not contain any adverse opinion or a disclaimer of opinion, and the financial statements did not contain any qualified or modified opinion as to uncertainty, audit scope or accounting principles. In addition, there were no disagreements between the Company and E&Y on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to E&Y's satisfaction, would have caused E&Y to make reference in connection with its report to the subject matter of the disagreement.

         Effective May 21, 2001, the Company appointed Aidman Piser & Company, P.A. as the Company's independent public accountant for the fiscal year ending March 31, 2001.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF USA DIGITAL; COMPLIANCE WITH
         SECTION 16(A) OF THE EXCHANGE ACT

         The information included in USA DIGITAL, Inc.'s Proxy Statement for the 2001 Annual Meeting of Shareholders ("Proxy Statement") is incorporated herein by reference: "Proposal 1, Election of Directors" and the following subsection entitled "Information About Board of Directors and Management": "Board of Directors," "Committees of the Board," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance."

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits. The following exhibits are either filed as part of this report or are incorporated herein by reference:



                 EXHIBIT NO.                 DESCRIPTION

                    3.1         Certificate of Incorporation of USA Digital, Inc. (1)
                    3.2         Bylaws of USA Digital, Inc. (1)
                    4.3         Specimen of Stock Certificate of USA Digital, Inc. (1)
                    10.1        Employment Agreement between USA Digital, Inc. and Mark D.
                                Cobb (1)
                    10.2        Consulting Agreement between USA Digital, Inc. and Dunn
                                Capital Corporation (1)
                    10.3        Consulting Agreement between USA Digital, Inc. and Bell
                                Entertainment, Inc. (1)
                    10.4        1998 Compensatory Stock Option Plan (1)
                    10.5        1998 Employee Stock Compensation Plan (1)
                    10.6        Agreement and Plan of Reorganization by and among Blazoon
                                Systems, Inc. and Diverse Capital Corporation dated
                                February 26, 1999 (1)
                    10.7        Acquisition Agreement made and entered into as of July 2,
                                1999 by and among USA Digital, Inc., DSA Computer, Inc.,
                                and David Seal (1)
                    10.8        Amendment to Acquisition Agreement by and among USA
                                Digital, Inc., DSA Computer, Inc. and David Seal (1)
                    10.9        Employment Agreement by and between DSA Computers, Inc. and
                                David Seal (1)
                   10.10        Acquisition Agreement made and entered into as of June 7,
                                1999, by and among, USA Digital, Inc., Telephone
                                Engineering and Maintenance, Inc., and H. Ralph Cole (1)
                   10.11        Employment Agreement by and between Telephone Equipment
                                Maintenance, Inc., and H. Ralph Cole (1)
                   10.12        Merger Agreement dated March 4, 1999 between USA Digital,
                                Inc. and Blazoon Systems, Inc. (1)
                   10.13        Employment Agreement by and between USA Digital, Inc. and
                                Peter J. Lyons (2)
                   10.14        Employment Agreement by and between USA Digital, Inc. and
                                Kenneth D. Allen (2)
                    21.1        Subsidiaries of the Registrant (1)


---------------------
         (1) Incorporated by reference to the Registration Statement on Form 10-SB (File #000-27375) as filed with the Securities and Exchange Commission on September 17, 1999, as amended.

         (2) Incorporated by reference to the Annual Report on Form 10 KSB for the year ended March 31, 2000 as filed with the Securities and Exchange Commission on July 14, 2000.

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

USA DIGITAL, INC.

By: /s/  Peter J. Lyons
    ---------------------------------------------------
      Peter J. Lyons, Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Name                        Title                            Date

/s/Peter J. Lyons              Chief Executive Officer and        July 16, 2001
-----------------------        a Director (principal
Peter J. Lyons                 executive officer)

/s/Mark D. Cobb                President, Director and            July 16, 2001
-----------------------        Chairman of the Board
Mark D. Cobb                   (principal accounting
                               officer)

/s/Donald E. Darden            Director                           July 16, 2001
-----------------------
Donald E. Darden

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

USA DIGITAL, INC.

By:
   ------------------------------------------
      Peter J. Lyons, Chief Executive Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                   Name                                         Title                          Date



----------------------------------------          Chief Executive Officer and a            July 16, 2001
Peter J. Lyons                                    Director (principal executive
                                                  officer)

                                                  President, Director and                  July 16, 2001
----------------------------------------          Chairman of the Board
Mark D. Cobb                                      (principal accounting officer)


                                                  Director                                 July 16, 2001
----------------------------------------
Donald E. Darden


                                USA DIGITAL, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED MARCH 31, 2001 AND 2000

                                    CONTENTS


Report of Aidman, Piser & Company, P.A..................................................................F-2

Consolidated Financial Statements:

Consolidated Balance Sheet at March 31, 2001............................................................F-3

Consolidated Statements of Operations for the years ended March 31, 2001 and 2000.............................................................................................F-4

Consolidated Statements of Changes in Stockholders' Equity for the years ended March 31, 2001 and 2000........................................................................F-5 - F-6

Consolidated Statements of Cash Flows for the years ended March 31, 2001 and 2000.............................................................................................F-7 - F-8

Notes to Consolidated Financial Statements..............................................................F-9

                         Report of Independent Auditors
                         ------------------------------

The Board of Directors
USA Digital, Inc.

We have audited the accompanying consolidated balance sheet of USA Digital, Inc. as of March 31, 2001 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of USA Digital, Inc. as of March 31, 2001 and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that USA Digital, Inc. will continue as a going concern. As discussed in Note 2, the Company has incurred recurring operating losses and has a substantial need for working capital. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might arise from the outcome of this uncertainty.


                                       /s/ Aidman, Piser & Company, P.A.



Tampa, Florida
June 21, 2001

                                USA DIGITAL, INC.
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2001

                                     ASSETS

Current assets:
   Cash and cash equivalents                                                                       $          14,170
   Accounts receivable, net of $100,000 allowances                                                           164,479
   Inventories, net                                                                                          136,130
   Employee receivables                                                                                       62,453
   Prepaid expenses and other current assets                                                                 109,976
   Assets held for sale                                                                                      164,139
                                                                                                   ------------------
     Total current assets                                                                                    651,347

Property and equipment, net                                                                                  707,590
Intangible assets, net                                                                                     1,387,461
Deferred financing costs, net                                                                                423,385
Deposits and other non-current assets                                                                         88,583
                                                                                                   ------------------
     Total assets                                                                                  $       3,258,366
                                                                                                   ==================

        LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                                                           $       1,141,721
   Convertible debentures                                                                                    335,000
   Employee payables                                                                                          46,755
   Current maturities of long-term debt                                                                        9,519
   Note payable                                                                                              101,499
                                                                                                   ------------------
     Total current liabilities                                                                             1,634,494

Unearned revenue                                                                                              32,846
Other non-current liabilities                                                                                 80,493
Long-term debt, less current maturities                                                                       19,041
                                                                                                   ------------------
     Total liabilities                                                                                     1,949,583
                                                                                                   ------------------

Redeemable preferred stock, $0.001 par value, 50,000 shares
   authorized, issued and outstanding                                                                        182,709
                                                                                                   ------------------

Stockholders' equity:
   Common stock, $0.001 par value, 50,000,000 shares authorized,
     10,844,820 shares issued and outstanding                                                                 10,845
   Additional paid-in capital                                                                              6,872,449
   Accumulated deficit                                                                             (       5,574,511)
                                                                                                   ------------------
     Total stockholders' equity                                                                            1,308,783
                                                                                                   ------------------
     Total liabilities, redeemable preferred stock and stockholders'
       equity                                                                                      $       3,258,366
                                                                                                   ==================

                 See notes to consolidated financial statements.

                                USA DIGITAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       YEARS ENDED MARCH 31, 2001 AND 2000

                                                                                    2001                  2000
                                                                             ------------------    ------------------
Revenues                                                                     $       4,584,094     $       2,523,386
                                                                             ------------------    ------------------
Costs and expenses:
   Cost of equipment sales                                                           2,901,407             1,529,698
   Salaries and wages                                                                1,631,968               854,394
   Professional services                                                               632,790                80,958
   Asset impairment charges                                                            616,955                     -
   Consulting services                                                                 597,718               748,210
   Depreciation and amortization                                                       388,951                62,481
   Interest expense                                                                    275,208                40,850
   Rent expense                                                                        260,021                74,543
   Travel and entertainment                                                            126,969               102,791
   Telephone service                                                                   117,958               106,026
   Bad debts expense                                                                   104,112               125,000
   Automobiles and equipment                                                            74,893                67,669
   Employee benefits                                                                    57,745                     -
   Insurance                                                                            52,168                21,781
   Office expense                                                                       61,109                57,880
   Commissions                                                                          44,590                10,529
   Advertising                                                                          44,550                43,179
   License and taxes                                                                    36,408                49,690
   Utilities                                                                            33,609                 7,111
   Bank charges                                                                         23,116                 9,914
   Other expenses                                                                       16,941                     -
                                                                             ------------------    ------------------
                                                                                     8,099,186             3,992,704
                                                                             ------------------    ------------------
Loss before income taxes                                                     ($      3,515,092)    ($      1,469,318)
Income tax benefit                                                                         --                     --
Net Loss                                                                     (     $3,515,092)     ($      1,469,318)
                                                                             ==================    ==================
Loss before income taxes
Reconciliation of net loss to net loss applicable
   to common stockholders:
     Net loss                                                                ($      3,515,092)    ($      1,469,318)
     Preferred stock accretions                                              (          15,334)    (          18,750)
                                                                             ------------------    ------------------
Net loss applicable to common stockholders                                   ($      3,530,426)    ($      1,488,068)
                                                                             -=================    ==================

Net loss per common share - basic and diluted                                ($           0.35)    ($           0.26)
                                                                             ==================    ==================
Weighted average common shares outstanding - basic
   and diluted                                                                      10,012,914             5,733,216
                                                                             ==================    ==================

                 See notes to consolidated financial statements.

                                USA DIGITAL, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                       YEARS ENDED MARCH 31, 2001 AND 2000


                                                      Common Stock               Additional
                                            -------------------------------        Paid-in            Deferred
                                                 Shares           Amount           Capital          Compensation
                                            ----------------  -------------  ------------------    ------------------

Balances, April 1, 1999                           5,299,000   $      2,650   $         877,614   ($        296,641)

Issuance of common stock for cash                 2,005,000          1,003           1,680,997                   -

Stock issued to consultants and other
   service providers                                820,000            410             473,840                   -

Stock issued for business - SYNCOM                  110,000             55             329,945                   -

Stock issued for business - CAT                      50,000             25              24,975                   -

Stock issued for property and equipment              66,000             33              88,092                   -

Stock issued to employees                            50,000             25              24,975                   -

Conversions of debt to equity                       100,000             50              49,950                   -

Stock issued for debt service                        78,000             38              38,962                   -

Rescission of business combination -
   ODT                                        (     650,000)          (325)                  -                   -

Options issued to employees                               -              -             180,500                   -

Options issued to consultants                             -              -               4,125                   -

Accretions of redeemable preferred
   stock                                                  -              -                   -                   -

Amortization of deferred compensation                     -              -                   -             169,530

Two-for-one stock split                                   -          3,964   (           3,964)                  -

Other activity                                            -              -              16,556                   -

Net loss                                                  -              -                   -                   -
                                            ================  =============  ==================    ==================
Balances, March 31, 2000                          7,928,000   $      7,928   $       3,786,567   ($        127,111)
                                            ================  =============  ==================    ==================



                                               Accumulated
                                                 Deficit              Total
                                           -----------------   -----------------

Balance, April 1, 1999                     ($       556,017)      $      27,606

Issuance of common stock for cash                         -           1,682,000

Stock issued to consultants and other
   service providers                                      -             474,250

Stock issued for business - SYNCOM                        -             330,000

Stock issued for business - CAT                           -              25,000

Stock issued for property and equipment                   -              88,125

Stock issued to employees                                 -              25,000

Conversions of debt to equity                             -              50,000

Stock issued for debt service                             -              39,000

Rescission of business combination -
   ODT                                                    -       (         325)

Options issued to employees                               -             180,500

Options issued to consultants                             -               4,125

Accretions of redeemable preferred
   stock                                   (         18,750)      (     18,750)

Amortization of deferred compensation                     -             169,530

Two-for-one stock split                                   -                   -

Other activity                                            -              16,556

Net loss                                   (      1,469,318)       (  1,469,318)
                                           =================       -------------
Balances, March 31, 2000                   ($     2,044,085)       $  1,623,299
                                           =================       =============

                 See notes to consolidated financial statements.

                                USA DIGITAL, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 YEARS ENDED MARCH 31, 2001 AND 2000 (CONTINUED)


                                                      Common Stock              Additonal
                                            -------------------------------      Paid-In       Deferred
                                                 Shares           Amount         Capital      Compensation
                                            ----------------  -------------  -------------   ---------------

Balances, April 1, 2000 (continued)               7,928,000   $      7,928   $  3,786,567    ($     127,111)

Issuance of common stock for cash                    93,750             94        374,906                 -

Stock issued to consultants and other
   service providers                                220,500            220        339,875                 -

Stock issued for business - COMSYS                  158,000            158      1,008,254                 -

Stock issued for business - IBTS                     62,000             62        379,688                 -

Stock held in escrow - IBTS                          15,000             15   (         15)                -

Stock issued for assets                              12,000             12         65,277                 -

Forfeiture of unvested shares               (        50,000)  (         50)            50                 -

Exercise of options                               1,624,070          1,624         10,876                 -

Stock issued to employees                             9,000              9         52,367                 -

Conversions of debt to equity                        25,500             26         31,849                 -

Stock issued for loan costs                         355,000            355        532,146                 -

Beneficial conversion feature on convertible
   debt                                                   -              -        151,625                 -

Conversion of preferred stock to common
   stock                                            400,000            400        135,976                 -

Options issued to consultants                             -              -          3,000                 -

Accretions of redeemable preferred stock                  -              -              -                 -

Amortization of deferred compensation                     -              -              -           127,111

Other activity                              (         8,000)  (          8)             8                 -

Net loss                                                  -              -              -                 -
                                            ----------------  -------------  -------------   ---------------

Balances, March 31, 2001                         10,844,820   $     10,845   $  6,872,449    $            -
                                            ================  =============  =============   ===============


                                                      Accumulated
                                                        Deficit           Total
                                                   ----------------  ---------------
Balance, April 1, 2000 (continued)                 ($    2,044,085)  $    1,623,299

Issuance of common stock for cash                                -          375,000

Stock issued to consultants and other
   service providers                                             -          340,095

Stock issued for business - COMSYS                               -        1,008,412

Stock issued for business - IBTS                                 -          379,750

Stock held in escrow - IBTS                                      -                -

Stock issued for assets                                          -           65,289

Forfeiture of unvested shares                                    -                -

Exercise of options                                              -           12,500

Stock issued to employees                                        -           52,376

Conversions of debt to equity                                    -           31,875

Stock issued for loan costs                                      -          532,501

Beneficial conversion feature on convertible
   debt                                                          -          151,625

Conversion of preferred stock to common
   stock                                                         -          136,376

Options issued to consultants                                    -            3,000

Accretions of redeemable preferred stock           (        15,334)  (       15,334)

Amortization of deferred compensation                            -          127,111

Other activity                                                   -                -

Net loss                                           (     3,515,092)  (    3,515,092)
                                                   ----------------  ---------------

Balances, March 31, 2001                           ($    5,574,511)  $    1,308,783
                                                   ================  ===============

                 See notes to consolidated financial statements.

                                USA DIGITAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       YEARS ENDED MARCH 31, 2001 AND 2000

                                                                                    2001                  2000
                                                                             ------------------    ------------------
Operating activities:
   Net loss                                                                  ($      3,515,092)    ($      1,469,318)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
       Stock-based employment, consulting service and
         debt service                                                                  798,697               892,405
       Provisions for bad debts                                                       104,812               125,000
       Depreciation and amortization                                                   388,951                62,481
       Asset impairment charges                                                        616,955                     -
       Changes in operating assets and liabilities:
         Accounts receivable                                                            20,073     (         246,536)
         Inventories                                                                     2,215                33,160
         Employee receivable/payable                                         (          29,904)               23,779
         Other current and non-current assets                                (         150,310)    (           9,632)
         Accounts payable and accrued expenses                                         591,258               127,355
         Unearned revenue                                                    (         139,955)               45,118
                                                                             ------------------    ------------------

Net cash used in operating activities                                        (       1,312,300)    (         416,188)
                                                                             ------------------    ------------------

Investing activities:
   Purchases of business (net of $15,339 cash acquired)                      (          53,239)    (         218,665)
   Purchases of equipment                                                    (         174,161)    (         275,159)
                                                                             ------------------    ------------------

Net cash used in investing activities                                        (         227,400)    (         493,824)
                                                                             ------------------    ------------------

Financing activities:
   Proceeds from issuance of common stock                                              375,000             1,682,000
   Proceeds from exercise of stock options                                              12,500                     -
   Proceeds from the issuance of subordinated notes                                          -                50,000
   Proceeds from issuance of convertible debentures                                    336,500                     -
   Payments on long term debt                                                (          26,575)    (          30,546)
                                                                             ------------------    ------------------

Net cash provided by financing activities                                              697,425             1,701,454
                                                                             ------------------    ------------------

Increase (decrease) in cash and cash equivalents                             (         842,275)              791,442
Cash and cash equivalents, beginning of year                                           856,445                65,003
                                                                             ------------------    ------------------
Cash and cash equivalents, end of year                                       $          14,170     $         856,445
                                                                             ==================    ==================

                                   (Continued)

                                USA DIGITAL, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                       YEARS ENDED MARCH 31, 2001 AND 2000
                                                                                    2001                  2000
                                                                             ------------------    ------------------
Non-cash investing activities:
   Purchase (return) of telecommunications equipment
     under capital leases                                                    ($        829,566)    $          246,753
                                                                             ==================    ==================
   Purchase of assets with 12,000 shares (2001) and
     66,000 shares (2000) of common stock                                    $          65,289     $           88,125
                                                                             ==================    ==================
   Purchases of businesses by issuance of 220,000 (2001)
     and 160,000 (2000) shares of common stock                               $       1,388,162     $          355,000
                                                                             ==================    ==================
   Purchases of businesses by issuance of 90,000
     shares of preferred stock                                               $               -     $          285,000
                                                                             ==================    ==================

Non-cash financing activities:
   Rescission of ODT purchase transaction and
     cancellation of 650,000 shares of common stock                          $               -     $              325
                                                                             ==================    ==================
   Conversion of convertible debentures into 25,500
     shares of common stock (2001) and conversion
     of subordinated debentures into 100,000 shares
     of common stock (2000)                                                  $          31,875     $           50,000
                                                                             ==================    ==================
   Conversion of preferred stock into 400,000 shares
     of common stock                                                         $         136,376     $               -
                                                                             ==================    ==================
   Issuance of common stock for deferred financing
     costs                                                                   $         532,501     $               -
                                                                             ==================    ==================

   Accretion of redeemable preferred stock                                   $          15,334     $           18,750
                                                                             ==================    ==================

Certain stock options were exercised in a net transaction where no proceeds were received by the Company.  (See Note 5)

Other cash flow information:
   Cash paid for interest                                                    $            2,653    $            3,350
                                                                             ==================    ==================

                 See notes to consolidated financial statements.

                                USA DIGITAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED MARCH 31, 2001 AND 2000


1.     NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

       Nature of business:

       USA Digital, Inc. (the Company) operates in two identifiable industry segments: the integrated communications services segment and the information integration services segment. Products and services in the integrated communications segment include telecommunications system integration services and enhanced data services. Products and services in the information integration services segment include consulting, network architecture design and computer equipment sales. The Company's services and products are delivered principally to business customers in the State of Florida.

       Revenue recognition:

       The Company recognizes revenue on integrated communications services in the period that the services and products are provided and earned. Revenue on information integration services is recognized when the services and equipment are provided and earned. Revenue on arrangements involving implementation services and equipment are recognized upon completion of the implementation. Finally, in the case of equipment sales, revenue is recorded upon delivery. In all instances where customer acceptance criteria are present, the Company defers revenue until formal acceptance has been received. Unearned revenue represents amounts collected from customers for integrated communication services, which have not yet been rendered.

       Principles of consolidation:

       The consolidated financial statements include the accounts of the Company and its subsidiaries all of which are wholly-owned. All significant intercompany transactions have been eliminated.

       Cash equivalents:

       For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments acquired with an original maturity of three months or less to be cash equivalents.

                                USA DIGITAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED MARCH 31, 2001 AND 2000


1.     NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
       (CONTINUED):

       Inventories:

       Inventories, consisting principally of telecommunications and computer equipment held for sale, are carried at the lower of cost (using the first-in, first-out method) or market. As of March 31, 2001 inventories are net of a $25,000 allowance for obsolescence.

       Property and equipment:

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

       Intangible assets:

       Intangible assets, consisting principally of acquired workforce, trademarks, customer lists and goodwill, arose in connection with business combinations. Intangible assets are stated at cost and amortized using the straight-line method over their respective estimated useful lives ranging from 2 to 15 years.

       Long-lived assets:

       The Company reviews its long-lived assets, consisting principally of property and equipment and intangible assets, for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. This review consists of a comparison of the carrying value of the asset with the asset's expected future undiscounted cash flows, without interest. Estimates of expected future cash flows represent management's best estimate based upon reasonable and supportable assumptions and projections. If the expected future cash flows exceed the carrying value of the asset, no impairment is recognized. If the carrying value of the asset exceeds the expected future cash flows, an impairment exists and is measured by the excess of the carrying value over the fair market value of the asset.

                                USA DIGITAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED MARCH 31, 2001 AND 2000


1.      NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
       (CONTINUED):

       Financial instruments:

       The carrying value of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, notes, and loans approximate their fair market values.

       Advertising:

       The Company expenses advertising as incurred. During the years ended March 31, 2001 and 2000, advertising expenses amounted to approximately $44,500 and $43,000, respectively.

       Use of estimates:

       The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which requires management to make estimates and assumptions that affect the reported assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

       Stock-based compensation:

       The Company accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. Accordingly, in cases where exercise prices equal or exceed fair market value at the option grant date, the Company recognizes no compensation expense for the stock option grant. In cases where the exercise prices are less than the fair market value at the option grant date, that difference is recognized as compensation expense over the period of performance or the vesting period.

       The Company accounts for issuances of common stock and common stock options to non-employees in accordance with SFAS 123 and related interpretations. Pursuant to SFAS 123, the value of common stock issued for non-employee services and equipment is based upon quoted market prices for the Company's common stock. The value of options issued to non-employees is based upon a fair-value model for stock options (principally the Black-Scholes model).

                                USA DIGITAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED MARCH 31, 2001 AND 2000


1.      NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
       (CONTINUED):

       Income taxes:

       The Company recognizes deferred tax assets, subject to valuation allowances, and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns.

       Loss per share:

       Basic earnings or loss per share is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. The calculation of diluted earnings per share includes the effects of dilutive common stock equivalents, of which there were none during the periods presented.

       New Accounting Standards

       On June 29, 2001, the Financial Accounting Standards Board issued Statement 141 "Business Combinations" and Statement 142 "Goodwill and Other Intangible Assets." Statement 141 is effective for any business combination accounted for under the purchase method of accounting that is completed after June 30, 2001. Statement 142 will not be effective until the Company's fiscal year ended March 31, 2003, although early adoption for the fiscal year ended March 31, 2002 is permissible. While management of the Company is currently reviewing the impending effects of these newly issued standards, the standards will eliminate the pooling-of-interests method of business combinations, disallow the periodic recording of amortization expense on goodwill, and require new methods of reviewing all intangible assets for impairments.

       Reclassifications:

       Certain prior year amounts have been reclassified in order to conform with the 2001 presentation.

2.     MANAGEMENT'S PLANS REGARDING LIQUIDITY AND CAPITAL RESOURCES:

       The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has incurred operating losses and negative operating cash flows since its inception and currently has a significant net working capital deficiency. In addition, the Company does not have sufficient funds to operate its business through March 31, 2002. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon receiving additional funding to expand and operate its business.

       Management is taking actions to conserve the Company's existing cash flow from operations, while actively addressing possible funding sources. Further expansion and development of the Company's telecommunications network has been suspended, and administrative and network expenditures have been significantly curtailed. In addition, management has sold Syncom (see Note 4) subsequent to March 31, 2001 and has identified other assets of the Company for possible sale. While management is aggressively pursing additional funding sources, there can be no assurance that the Company will be able to obtain additional funding on acceptable terms. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might arise from the outcome of this uncertainty.

                                USA DIGITAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED MARCH 31, 2001 AND 2000


3.     BUSINESS COMBINATIONS:

       During July 1999, the Company completed the purchase of the outstanding common stock of Telephone Engineering and Maintenance, Inc. (TEAM) for 50,000 shares of Series B Redeemable Convertible Common Stock valued at $158,000 ($200,000 liquidation preference). The Company also incurred $100,000 in legal and other transaction expenses. TEAM is engaged in selling and servicing telecommunications equipment. The transaction was accounted for as a purchase, where the purchase price was allocated to the fair values of net tangible and intangible assets acquired. The excess of the purchase price over the fair values of assets acquired amounted to $228,000 and is being amortized using the straight-line method over 15 years.

       During July 1999, the Company completed the purchase of the outstanding common stock of DSA Computers, Inc. (DSA) for 40,000 shares of Series B Redeemable Convertible Common Stock valued at $126,500 ($160,000 liquidation preference). The Company also incurred $59,000 in legal and other transaction expenses. DSA is engaged in the sale of network integration equipment and services. The transaction was accounted for as a purchase, where the purchase price was allocated to the fair values of net tangible and intangible assets acquired. The excess of the purchase price over the fair values of assets acquired amounted to $119,000 and is being amortized using the straight-line method over 15 years.

       During October 1999, the Company, through a wholly-owned subsidiary, completed the purchase of certain assets of Computer Advanced Technology Corp. (CAT) for cash of approximately $61,000 and 50,000 shares of common stock valued at approximately $25,000. The transaction was accounted for as a purchase, where the purchase price was allocated to the fair values of net tangible and intangible assets acquired. No significant goodwill arose from this purchase.

       During January 2000, the Company completed the purchase of Syncom, Inc. (SYNCOM) for common stock valued at approximately $330,000 and cash advances of $123,000. SYNCOM is an Internet Service Provider (ISP) serving principally business customers. The transaction was accounted for as a purchase, where the purchase price was allocated to the fair values of net tangible and intangible assets acquired. The excess of the purchase price, plus approximately $130,000 of assumed liabilities, over the fair values of net tangible assets acquired was recorded as customer lists in the amount of $465,000 and goodwill of $146,388. These amounts are being amortized using the straight-line method over 5 years and 15 years, respectively. The assumed liabilities arose in connection with a bankruptcy proceeding involving SYNCOM prior to its acquisition by the Company. The amounts pertaining to the bankruptcy proceeding have extended payment terms and are included in the accompanying balance sheet as other non-current liabilities.

                                USA DIGITAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED MARCH 31, 2001 AND 2000


3.     BUSINESS COMBINATIONS (CONTINUED):

       During April 2000, the Company completed the purchase of the outstanding common stock of Communications Systems, Inc. (COMSYS) in exchange for 158,000 shares of common stock valued at $1,008,412. COMSYS is a telecommunications interconnection company. The transaction was accounted for as a purchase, where the purchase price of $1,008,412 was allocated to the fair values of net tangible and intangible assets, consisting of workforce and trademarks, acquired. The excess of the purchase price over the fair values of assets acquired amounted to $955,216 and is being amortized over 15 years. The purchase agreement provides for contingent consideration of $50,000 and $100,000 based upon operating performance of the acquired business for the years ended March 31, 2001 and 2002, respectively. The operating performance was not achieved for the year ended March 31, 2001. Any future contingent consideration, if any, will be recorded in the period that the operating performance is achieved.

       During April 2000, the Company completed the purchase of the outstanding common stock of International Business Telephone Systems (IBTS) in exchange for 62,000 shares of common stock valued at $379,750. IBTS is telecommunications interconnection company. The transaction was accounted for as a purchase, where the purchase price of $379,750 was allocated to the fair values of the net tangible and intangible assets, consisting of workforce and trademark, acquired. The excess of the purchase price over the fair values of assets acquired amounted to $353,680 and is being amortized over 15 years. The purchase agreement provides for contingent consideration of 15,000 shares of common stock, which shares were issued to an escrow agent at par value, based upon operating performance of the acquired business for the year ended March 31, 2001. The operating performance was not achieved for the year ended March 31, 2001.

       During December 2000, the Company completed the purchase of certain assets of Progressive Technical Services, Inc. (PTSI) in exchange for 10,000 shares of common stock valued at $53,164 and $20,000 in cash. PTSI is a telecommunications interconnection company. The transaction was accounted for as a purchase, where the purchase price of $73,164 was allocated to the fair values of the net tangible and intangible assets, consisting of workforce and trademark, acquired. The excess of the purchase price over the fair values of the assets acquired amounted to $2,149 and is being amortized over 15 years. PTSI had only normal sales and earnings during the year ended March 31, 2000 and from April 1, 2000 through the December 2000 acquisition date.

       The operating results of the above acquisitions have been included in the Company's consolidated financial statements from the date of each acquisition, respectively.

                                USA DIGITAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED MARCH 31, 2001 AND 2000


3.     BUSINESS COMBINATIONS (CONTINUED):

       The table below reflects unaudited pro forma combined results of operations as if the acquisitions had taken place on April 1, 1999.

                                                            Year ended March 31,
                                                         2001                  2000
                                                  ------------------    ------------------
       Revenues                                    $      4,584,094      $      5,253,201
                                                  ------------------    ==================
       Costs and expenses                          $      7,947,561      $      6,764,051
                                                  ------------------    ==================
       Net loss applied to common stockholders    ($      3,348,133)    ($      1,510,850)
                                                  ------------------    ==================
       Net loss applied to common stockholders
         per share - basic and diluted            ($           0.34)    ($           0.27)
                                                  ==================    ==================

4.     ASSET IMPAIRMENT CHARGES:

       Despite the Company's extensive efforts to enter certain telecommunications services markets, including but not limited to local and long distance services, the depressed capital markets have rendered the Company unable to generate sufficient capital to sufficiently develop its telecommunications network infrastructure. In addition, as further discussed below, the Company exited its remaining telecommunications data service business with the sale of SYNCOM. As a result of these conditions, management of the Company has considered the adequacy of the assumptions underlying cash flow projections to support the carrying value of goodwill associated with telecommunication services businesses and has reached the conclusion that goodwill impairments of $284,627 are necessary. These charges were recorded in the Company's fourth quarter.

       During April 2001, the Company sold the assets, including customer lists and trade name, of SYNCOM. The sale resulted in a loss to the Company of $332,328, which was recorded during the Company's fourth quarter. The net estimated recoverable value of the long-lived assets sold of $164,139 has been reflected as assets held for sale in the accompanying consolidated balance sheet.

5.     PROPERTY AND EQUIPMENT:

       Property and equipment consisted of the following at March 31, 2001:

                  Telecommunications equipment      $         220,000
                  Buildings and improvements                  630,050
                                                    ------------------
                                                              850,050
                  Less accumulated depreciation     (         142,460)
                                                    ------------------
                                                    $         707,590
                                                    ==================

       Depreciation expense for the years ended March 31, 2001 and 2000 was $124,311 and $17,585, respectively.

                                USA DIGITAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED MARCH 31, 2001 AND 2000


5.     PROPERTY AND EQUIPMENT (CONTINUED):

       In August 1999, equipment of approximately $997,000 and a related capital lease obligation were recorded on the Company's balance sheet, pursuant to a purchase agreement with a telecommunications equipment vendor. Through March 31, 2001, equipment in the amount of approximately $144,000 has been delivered and placed in service. The Company has been advised by the vendor that the remainder of the equipment covered under this lease will not be delivered. The associated balance sheet assets and liabilities have been adjusted by approximately $873,000 to reflect the asset reduction and related reduction in the capital lease obligation. The Company subsequently executed an agreement with the vendor for the outstanding balance of $101,499 as a note payable as of March 31, 2001. The note bears interest at 8%, is due June 30, 2001 and is collateralized by the telecommunications equipment.

6.     INTANGIBLE ASSETS:

       Intangible assets consisted of the following at March 31, 2001:

                                                                        Lives
                                                                    ------------
            Goodwill                           $    1,316,959         15 years
            Customer lists                             34,000          5 years
            Trademark and other                        80,000         10 years
            Workforce                                  63,080          5 years
            Domain name                                12,125          2 years
            Acquisition costs                          24,290         15 years
                                               --------------
                                                    1,530,454
            Less accumulated amortization             142,993
                                               --------------
                                               $    1,387,461
                                               ==============

       Amortization expense for the years ended March 31, 2001 and 2000 was $264,641 and, $44,896, respectively.

                                USA DIGITAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED MARCH 31, 2001 AND 2000


7.     CONVERTIBLE DEBENTURES:

       Convertible debentures at March 31, 2001 consist of the following:

       Convertible debentures, payable
       upon maturity including accrued
       interest, maturing February 2002,
       bearing interest at 10%,
       collateralized by a building                       $   315,000

       Convertible debentures, payable
       upon maturity including accrued
       interest, maturity February 2002,
       bearing interest at 10%.                                20,000
                                                          -----------
                                                          $   335,000
                                                          ===========

       The debentures are convertible at the debenture holder's option into 335,000 shares of common stock. In connection with the issuance of convertible debentures, the Company issued 335,000 shares of common stock to the debenture holders. The value of this common stock issued of $532,501, based upon the trading prices on the date issued, will be amortized as a financing cost over the term of the convertible debentures. The Company made a charge of $151,625 to interest expense during the year ended March 31, 2001 as a result of a beneficial conversion feature associated with these debentures.

8.     LONG-TERM DEBT:

       Long-term debt consists of various equipment loans with financing companies with interest rates ranging from 7% - 9.4%, with varying monthly payments and maturity dates through 2005.

       Future maturities of long-term debt are as follows:

           Year ending March 31,
           ---------------------
                   2002                     $            9,519
                   2003                                  8,268
                   2004                                  6,631
                   2005                                  4,142
                                            ------------------
                                            $           28,560
                                            ==================

                                USA DIGITAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED MARCH 31, 2001 AND 2000


9.   STOCKHOLDERS' EQUITY:

       Common stock:

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

       Preferred stock:

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

       The Class B Convertible Redeemable Preferred Stock was utilized in the purchases of TEAM and DSA during July 1999 and is recorded outside of equity at the present value of future liquidation obligation, or $258,000. The Company records periodic accretions to increase the carrying amount of the preferred stock to its liquidation obligation ($360,000) over three years.

       In August 2000, 40,000 shares of Class B Convertible Redeemable Preferred Stock were converted into 400,000 shares of common stock. The common stock issued was adjusted to reflect the February 2000 stock split.

       Stock based compensation:

       The 1998 Compensatory Stock Option Plan (the Plan) was canceled by the Board of Directors of the Company. As of March 31, 2001 and 2000, no options were granted under the Plan.

                                USA DIGITAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED MARCH 31, 2001 AND 2000



9.     STOCKHOLDERS' EQUITY (CONTINUED):

       Stock based compensation (continued):

       As discussed in Note 1, the Company accounts for employee stock options based on the intrinsic value method prescribed by APB25. Had compensation cost for the Company's employee options been determined based on the fair market value of the options at the grant date, consistent with SFAS 123, the Company's net loss and net loss per share for the years ended March 31, 2001 and 2000 would have been increased to the pro-forma amounts indicated below.

                                                                   2001                  2000
                                                            ------------------    ------------------
       Net loss applicable to
       common stockholders               As reported        ($      3,530,426)    ($      1,488,068)
                                         Pro forma          ($      3,531,350)    ($      2,152,392)

       Net loss applicable to
       common stockholders
       per share                         As reported        ($           0.35)    ($           0.26)
                                         Pro forma          ($           0.35)    ($           0.38)

       The effect of applying Statement No. 123 is not likely to be representative of the effects on reported net income for future years due to, among other things, the effects of vesting.

       The fair market value of each stock option granted during 2001 and 2000 was estimated on the date of grant using the Black-Scholes Option-Pricing Model using the following weighted-average assumptions: expected dividend yield 0%, risk-free interest rate of 6%, volatility 101% and expected life of three years.

                                USA DIGITAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED MARCH 31, 2001 AND 2000


9.     STOCKHOLDERS' EQUITY (CONTINUED):

       Stock based compensation (continued):

       A summary of the options issued under the employment and consulting agreements as of March 31, 2001 and 2000 and changes during the years is presented below:

                                                         March 31, 2001                          March 31, 2000
                                               -----------------------------------    -----------------------------------
                                                                      Weighted                              Weighted
                                                                       Average                               Average
                                                   Number of          Exercise           Number of          Exercise
                                                    Options             Price              Options            Price
                                               -----------------  ----------------  -----------------   -----------------
       Stock options:
         Balance at beginning of
           period                                      5,640,000  $           1.40          3,875,000   $            1.06
         Granted                                         305,000              5.77          1,765,000                2.16
         Exercised(1)                                  1,900,000              1.42                  -                   -
                                               -----------------  ----------------  -----------------   -----------------
       Balance at end of period                        4,045,000  $           1.76          5,640,000   $            1.40
                                               =================  ================  =================   =================

(1) During the year ended March 31, 2001, three consultants of the Company exercised a total of 1,875,000 stock options, which were granted pursuant to certain consulting agreements, in a net stock transaction whereby the recipients did not pay cash but gave the Company stock having a fair market value equal to the exercise price. The recipients were issued a net total of 1,599,070 shares of the Company's common stock, which was recorded by the Company as common stock at par with an offsetting charge to additional paid-in capital.

       Options exercisable at end
         of period                                     1,270,000  $           1.74          2,495,000   $            0.85

       Weighted average fair value
         of options granted during
         the period                                               $           0.34                      $            1.08


                                USA DIGITAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED MARCH 31, 2001 AND 2000


9.     STOCKHOLDERS' EQUITY (CONTINUED):

       Stock based compensation (continued):

       The following table summarizes information about stock options outstanding:

                                                              March 31, 2001
       -----------------------------------------------------------------------------------------------------------------------
                                       Options Outstanding                                        Options Exercisable
       ----------------------------------------------------------------------------   ----------------------------------------
                                                Weighted Avg.        Weighted                                  Weighted
            Range of                              Remaining           Average                                  Average
            Exercise          Number             Contractual         Exercise               Number             Exercise
             Price         Outstanding              Life               Price              Exercisable            Price
       ----------------- ---------------  --------------------  ------------------      ---------------   -------------------
       $       0.50-1.50       2,355,000        1.16 yrs.       $       1.36                  700,000     $       1.26
               1.51-3.00       1,385,000        1.76 yrs.               2.27                  520,000             1.85
               3.01-4.50         255,000        2.77 yrs.               3.44                       -                -
               4.51-6.75          50,000            -                   6.75                   50,000             6.75
       ----------------- ---------------  --------------------  -------------------   ---------------     --------------------
                               4,045,000        1.90 yrs.       $       1.83                1,270,000     $       1.74
                         ===============  ====================  ===================   ===============     ====================
                                                              March 31, 2000
       -----------------------------------------------------------------------------------------------------------------------
                                       Options Outstanding                                        Options Exercisable
       ----------------------------------------------------------------------------   ----------------------------------------
                                                Weighted Avg.          Weighted                                Weighted
            Range of                              Remaining             Average                                Average
            Exercise          Number             Contractual           Exercise             Number             Exercise
             Price         Outstanding              Life                 Price            Exercisable            Price
       ----------------- ---------------  --------------------  ------------------    ---------------     -------------------
       $       0.50-1.50       3,875,000        5.32 yrs.       $       1.06                2,000,000     $       0.73
               0.50-3.00       1,425,000        6.49 yrs.               2.02                  425,000             1.32
               1.25-1.50          40,000        5.26 yrs.               1.38                   20,000             1.25
               1.50-3.50         300,000        6.61 yrs.               2.92                   50,000             1.50
       ----------------- ---------------  --------------------  -------------------   ---------------     --------------------

                               5,640,000        5.68 yrs.       $       1.40                2,495,000     $       0.85
                         ===============  ====================  ===================   ===============     ====================

                                USA DIGITAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED MARCH 31, 2001 AND 2000


10.    INCOME TAXES:


       Deferred tax assets consist of the following at March 31, 2001:

         Net operating loss carryover                                                                $       1,800,000
         Non-deductible reserves                                                                                47,000
         Other                                                                                                  41,000
                                                                                                     ------------------
         Net deferred tax assets                                                                             1,888,000
         Valuation allowance                                                                         (       1,888,000)
                                                                                                     ------------------
                                                                                                     $               -
                                                                                                     ==================

       Income tax (expense) benefit consists of the following:
                                                                                            2001             2000
                                                                                      ---------------   ---------------
         Current:
           Federal                                                                    $            -    $            -
                                                                                      ---------------   ---------------

         Deferred:
           Deferred                                                                          193,000    (       90,000)
           Benefit of net operating loss carryover                                    (    1,127,000)   (      480,000)
           Change in valuation allowance                                                   1,318,000           570,000
                                                                                      ---------------   ---------------
                                                                                                   -                 -
                                                                                      ---------------   ---------------
                                                                                      $            -    $            -
                                                                                      ===============   ===============

       The expected income tax benefit at the statutory tax rate differed from income taxes in the accompanying statements of operations as follows:

                                                                                     Percentage of loss before
                                                                                           income taxes
                                                                           --------------------------------------------
                                                                                   2001                    2000
                                                                           --------------------    --------------------
         Statutory tax rate                                                               34.0%                  34.0%
         State tax                                                                         3.6%                   3.6%
         Change in deferred tax asset
           valuation allowance                                             (             37.6%)    (             37.6%)
                                                                            -------------------    --------------------

         Effective tax rate in accompanying
                    statement of operations                                                  0%                     0%
                                                                           ====================    ====================

At March 31, 2001 the Company had net operating loss carryforwards of approximately $4,800,000. These carryforwards expire in various years through 2021.

                                USA DIGITAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED MARCH 31, 2001 AND 2000


11.    SEGMENT INFORMATION:

       The table below summarizes the Company's segment data related to the integrated communications services and information integration services segment for the year ended March 31, 2001.


                                                                            Year ended March 31, 2001
                                                       --------------------------------------------------------------------
                                                            Integrated               Information
                                                          Communications             Integration
                                                             Services                 Services              Consolidated
                                                       --------------------     ---------------------   -------------------
       Revenues from external customer                 $          2,785,217     $           1,798,877   $        4,584,094
                                                       ====================     =====================   ==================
       Depreciation and amortization                   $            277,810     $             111,141   $          388,951
                                                       ====================     =====================   ==================
       Asset impairment charges                        $            616,955     $                   -   $          616,955
                                                       ====================     =====================   ==================
       Net loss                                        $            745,337     $           2,769,755   $        3,515,092
                                                       ====================     =====================   ==================
       Interest expense                                $              6,592     $             268,626   $          275,208
                                                       ====================     =====================   ==================
       Total assets as of March 31, 2001               $          2,042,323     $           1,216,043   $        3,258,366
                                                       ====================     =====================   ==================

                                                                            Year ended March 31, 2000
                                                       --------------------------------------------------------------------
                                                            Integrated               Information
                                                          Communications             Integration
                                                             Services                 Services              Consolidated
                                                       --------------------     ---------------------   -------------------
       Revenues from external customer                 $          1,286,806     $           1,236,580   $         2,523,386
                                                       ====================     =====================   ===================
       Depreciation and amortization                   $             51,066     $              11,415   $            62,481
                                                       ====================     =====================   ===================
       Net loss                                        $          1,329,887     $             139,431   $         1,469,318
                                                       ====================     =====================   ===================
       Interest expense                                $             39,021     $               1,829   $            40,850
                                                       ====================     =====================   ===================
       Total assets as of March 31, 2000               $          3,343,143     $             286,314   $         3,629,457
                                                       ====================     =====================   ===================

12.    OPERATING LEASES:

       The Company leases various office space from unrelated parties under non-cancelable operating leases that expire over the next ten years. Rent expense relating to these leases approximated $237,000 and $52,000 for the years ended March 31, 2001 and 2000, respectively.

       The Company also leases office space from a stockholder under a non-cancelable operating lease that expires in 2004. Rent expense relating to this lease was approximately $23,000 for 2001 and 2000.

       Future minimum lease payments under these operating leases are as follows:

       Year ending March 31,
       ---------------------
              2002                               $           269,244
              2003                                           278,170
              2004                                           208,477
              2005                                           202,618
              2006                                           114,193
           Thereafter                                        352,800
                                                 -------------------
                                                 $         1,425,502
                                                 ===================