Form 10QSB
period 2001-06-30
USA DIGITAL INC
filed 2001-08-20
CIK 1094563

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB



[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934


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
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. USA Digital, Inc. had 10,844,820 shares outstanding as of June 30, 2001.

                                TABLE OF CONTENTS

                                                                                                                   Page
                                                                                                                   ----

                          PART I. FINANCIAL INFORMATION

         Item 1.  FINANCIAL STATEMENTS (UNAUDITED):

                  Condensed Consolidated Balance Sheet--June 30, 2001 .............................................1
                  Condensed Consolidated Statements of Operations--Three Months Ended
                           June 30, 2001 and 2000 .................................................................2
                  Condensed Consolidated Statements of Cash Flows--Three Months Ended
                           June 30, 2001 and 2000 .................................................................3

         Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS .............................................................6


                           PART II. OTHER INFORMATION

         Item 1.  LEGAL PROCEEDINGS ...............................................................................9

         Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS .......................................................9

         Item 3.  DEFAULTS UPON SENIOR SECURITIES .................................................................9

         Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .............................................9

         Item 5.  OTHER INFORMATION ...............................................................................9

         Item 6.  EXHIBITS AND REPORTS ON FORM 8-K ................................................................9

         SIGNATURES

                                USA DIGITAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2001
                                  ( UNAUDITED )

                                     ASSETS

Current Assets:
   Cash and cash equivalents                                                                              $    24,338
   Accounts receivable, net of $100,000 allowances                                                            241,324
   Inventories, net                                                                                           119,832
   Employee receivables                                                                                       114,348
   Prepaid and other current assets                                                                            37,876
                                                                                                          -----------
      Total current assets                                                                                    537,718

Property and equipment, net                                                                                   672,483
Intangible assets, net                                                                                      1,352,006
Deferred financing costs, net                                                                                 300,729
Deposits and other non-current assets                                                                         131,809
                                                                                                          -----------
Total Assets                                                                                              $ 2,994,745
                                                                                                          ===========

        LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued expenses                                                                  $ 1,263,027
   Convertible debentures                                                                                     335,000
   Employee payables                                                                                           37,826
   Current maturities of long-term debt                                                                         9,413
   Notes payable                                                                                              101,499
                                                                                                          -----------
      Total Current Liabilities                                                                             1,746,765

Unearned revenue                                                                                               53,985
Other non-current liabilities                                                                                  75,493
Long-term debt, less current maturities                                                                        16,538
                                                                                                          -----------
      Total Liabilities                                                                                     1,892,781
                                                                                                          -----------

Redeemable preferred stock, $0.001 par value, 50,000 shares
   authorized, issued and outstanding                                                                         186,167
                                                                                                          -----------

Stockholders' equity:
   Common stock, $0.001 par value, 50,000,000 shares authorized,
     10,844,820 shares issued and outstanding                                                                  10,846
   Additional paid-in capital                                                                               6,870,573
   Accumulated deficit                                                                                     (5,965,622)
                                                                                                          -----------
      Total Stockholders' Equity                                                                              915,797
                                                                                                          -----------

      Total liabilities, redeemable preferred stock and stockholders' equity                              $ 2,994,745
                                                                                                          ===========

                            See accompanying notes.

                                USA DIGITAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  ( UNAUDITED )

                                                                                        Three Months Ended
                                                                                June 30, 2001            June 30, 2000
                                                                                -------------            -------------
Revenues                                                                         $   885,533              $  1,295,260
Cost and expenses:
   Cost of sales and direct wages                                                    502,416                   661,522
   Network operating expenses                                                        248,060                   509,202
   Salaries expense                                                                  325,382                   412,872
   Depreciation and amortization                                                      70,562                    91,543
   Interest expense (income)                                                         126,765                    (6,701)
                                                                                 -----------              ------------
Loss before income taxes                                                           1,273,185                 1,668,439
                                                                                 -----------              ------------
Income tax benefit                                                                      --                        --
                                                                                 -----------              ------------

Net Loss                                                                         $  (387,652)             $   (373,178)
                                                                                 ===========              ============

Reconciliation of net loss to net loss
 applicable to common stockholders:
   Net loss                                                                      $  (387,652)             $   (373,178)
   Preferred stock accretions                                                         (3,458)                   (6,250)
                                                                                 -----------              ------------

Net loss applicable to common stockholders                                       $  (391,110)             $   (379,428)
                                                                                 ===========              ============

Net loss per common share - basic and diluted                                    $     (0.04)             $      (0.04)
                                                                                 ===========              ============
Weighted average common shares outstanding - basic
  and diluted                                                                     10,845,171                 9,394,620
                                                                                 ===========              ============

                            See accompanying notes.

                                USA DIGITAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  ( UNAUDITED )

                                                                                                Three Months Ended
                                                                                          June 30, 2001    June 30, 2000
                                                                                          -------------    -------------
OPERATING ACTIVITIES
   Net loss                                                                                $(387,652)        $(373,178)
      Adjustments to reconcile net loss to net cash used in operating activities:
         Stock based employment, consulting service and debt service                            --              51,199
         Provisions for bad debt                                                                --               2,743
         Depreciation and amortization                                                        70,562            91,543
         Amortization of deferred financing costs                                            120,781              --
         Changes in operating assets and liabilities:
           Accounts receivable                                                               (76,846)         (231,392)
           Inventories                                                                        16,298          (159,916)
           Employee receivable/payable                                                       (60,823)          (18,344)
           Other current and non-current assets                                               28,875          (181,342)
           Accounts payable, accrued expenses and other liabilities                          116,305           274,077
           Unearned revenue                                                                   21,138          (125,000)
                                                                                           ---------         ---------
Net cash used in operating activities                                                       (151,362)         (669,610)
                                                                                           ---------         ---------

INVESTING ACTIVITIES
   Proceeds from sale of Syncom                                                              164,139              --
   Cash acquired in the acquisition of ComSys and IBTS                                          --              15,337
   Purchases of equipment                                                                       --             (54,510)
                                                                                           ---------         ---------
Net cash provided by (used in) investing activities                                          164,139           (39,173)
                                                                                           ---------         ---------

FINANCING ACTIVITIES
   Proceeds from note payable                                                                   --              51,560
   Proceeds from issuance of convertible debentures                                            5,000              --
   Payments on convertible debentures                                                         (5,000)             --
   Payments on long term debt                                                                 (2,609)             --
                                                                                           ---------         ---------
Net cash used in financing activities                                                         (2,609)           51,560
                                                                                           ---------         ---------

Increase (decrease) in cash and cash equivalents                                              10,168          (657,223)
Cash and cash equivalents, beginning of year                                                  14,170           856,445
                                                                                           ---------         ---------

Cash and cash equivalents, end of period                                                   $  24,338         $ 199,222
                                                                                           =========         =========

                            See accompanying notes.

                                USA DIGITAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2001 and 2000


NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation SB. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations. It is management's opinion that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 2001.

NOTE 2.  GOING CONCERN AND MANAGEMENT'S PLANS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has incurred operating losses and has not generated sufficient cash flows to sustain operations since its inception, and currently has a significant working capital deficiency. In addition, the Company does not have sufficient funds to operate its business in its current form through June 30, 2002. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Management is taking actions to conserve the Company's existing cash flow from operations, while actively addressing possible funding sources. Further, expansion and development of the Company's telecommunications network has been suspended, and administrative and network expenditures have been significantly curtailed. In addition, management has sold Syncom, the Company's Internet Service Provider subsidiary, for cash during the current quarter (See Note 3), and has identified other assets of the Company for possible sale. While management is aggressively pursuing additional funding sources, there can be no assurance that the Company will be able to obtain additional funding on acceptable terms. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might arise from the outcome of this uncertainty.


NOTE 3.  DISPOSITION

Effective April 1, 2001, the Company sold the assets, including customer lists and trade name, of SYNCOM. SYNCOM was the Company's Internet Service Provider
(ISP) division. Proceeds from the sale amounted to $164,139, which resulted in a loss to the Company of $332,328. The loss on the assets sold was recorded when first measurable, during the fourth quarter of the Company's fiscal year ended March 31, 2001. SYNCOM contributed less than ten percent of the Company's operations during all periods presented.

                                USA DIGITAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2001 and 2000


NOTE 4.  SEGMENT INFORMATION

The Company operates in two identifiable industry segments: the integrated communications segment and the information integration services segment. Products and services in the integrated communications segment include telecommunications system integration services and, except as noted below, enhanced data services. Products and services in the information integration services segment include consulting, network architecture design and computer equipment sales. Enhanced data services were those of SYNCOM, which, as previously mentioned, was sold effective April 1, 2001. As a result, operations during 2001 exclude SYNCOM. The tables below summarize the Company's segment information for the three months ended June 30, 2001 and 2000:


                                                          Three Months Ended June 30, 2001
                                       ---------------------------------------------------------------------------
                                           Communications         Information Services
                                          Services Segment              Segment                    Consolidated

                                       ---------------------------------------------------------------------------
Revenue                                $       415,726          $      469,807                   $       885,533
                                       ===========================================================================
Net Income (Loss)                      $      (331,395)         $       56,257                   $      (387,652)
                                       ===========================================================================
Total Assets                           $     2,669,540          $      325,206                   $     2,994,746
                                       ===========================================================================


                                                          Three Months Ended June 30, 2000
                                       ---------------------------------------------------------------------------
                                           Communications         Information Services
                                          Services Segment              Segment                     Consolidated
                                       ---------------------------------------------------------------------------
Revenue                                $       885,108           $     410,152                    $    1,295,260
                                       ===========================================================================
Net Income (Loss)                      $      (374,609)          $       1,431                    $     (373,178)
                                       ===========================================================================
Total Assets                           $     4,468,718           $   4,595,370                    $    4,893,980
                                       ===========================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report Form 10-QSB. The Company may from time to time make written or oral "forward-looking statements." These forward-looking statements may be contained in this Quarterly Report on Form 10-QSB with the Securities and Exchange Commission the ("SEC"), and in other communications by the Company, which are made in good faith pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The words "may", "could", "should", "would", "believe", "anticipate", "estimate", "expect", "intend", "plan", and similar expressions are intended to identify forward-looking statements.

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

OVERVIEW OF THE COMPANY'S PLAN OF OPERATION

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

The Company initially had as its plan of operation, leveraging its current operations with the deployment of a highly integrated, facility-based convergent communications company that would address the rapidly expanding communication demands of small to medium size businesses. However, the Company has incurred operating losses and has not generated sufficient cash flows to sustain operations or execute on this plan, and currently has a significant working capital deficiency. In addition, the Company does not have sufficient funds to operate its business in its current form through June 30, 2002. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Management is taking actions to conserve the Company's existing cash flow from operations, while actively addressing possible funding sources. Further, expansion and development of the Company's planned telecommunications network has been suspended, and administrative and network expenditures have been significantly curtailed. In addition, management has sold Syncom, the Company's Internet Service Provider subsidiary, for cash during the current quarter, and has identified other assets of the Company for possible sale. While management is aggressively pursuing additional funding sources, there can be no assurance that the Company will be able to obtain additional funding on acceptable terms. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might arise from the outcome of this uncertainty.

RESULTS OF OPERATIONS: QUARTERLY PERIOD ENDED JUNE 30, 2001 COMPARED TO QUARTERLY PERIOD ENDED JUNE 30, 2000

Revenues decreased to $885,533 for the three months ended June 30, 2001 from $1,295,260 for the same period of the prior year. The decrease in revenue occurred in the Company's Communications Services Segment as a result of the completion in 2000 of a significant single-customer project that contributed approximately $389,000 in 2000 revenue and the exclusion of SYNCOM revenues, upon its sale effective April 1, 2001, that contributed approximately $99,000 in 2000 revenue. The decreases in revenue of the Communications Service Segment were partially offset by an increase of approximately $60,000 in Information Services Segment revenue over the comparable period of the prior year.

Cost of sales and direct wages decreased to $502,416 for the three months ended June 30, 2001 from $661,522 for the same period of the prior year. These costs as a percentage of revenues increased from 51% in 2000 to 57% in 2001. The increase in the cost as a percentage of sales is a result of the higher mix of higher margin Communications Services Segment revenues in 2000 compared to 2001. Gross profit margins on Communications Services revenues, overall, decreased from 56% in 2000 to 50% in 2001 due to a significant single-customer project that resulted in higher than average margins in 2000. Gross margins in the Information Services Segment increased from 33% in 2000 to 37% in 2001 as a result generally of increased efficiencies through experience in implementations.

Network operating expenses and salaries expense decreased to $248,060 and $325,382, respectively, for the three moths ended June 30, 2001 from $509,202 and $412,872, respectively, for the same period of the prior year. Corporate level expenses for the six months ended June 30, 2001, included in these amounts, amounted to approximately $205,000 compared to $396,000 for the comparable period of the prior year. The decreases reflect managements overall efforts to curtail corporate level, and to a lesser degree, operating subsidiary level spending and conserve cash. The decreases are also directly effected by the suspension during the Company's fiscal year 2001 of the telecommunications network deployment plan.

Depreciation and amortization decreased to $70,562 for the three months ended June 30, 2001 from $91,543 for the same period of the prior year. The decrease is attributable to reductions in long-lived assets during the fourth quarter of fiscal year ended March 31, 2001 from the write-off of impaired goodwill of approximately $285,000 and the sale of SYNCOM intangible assets of approximately $469,000.

Interest expense increased to $126,765 for the three months ended June 30, 2001 from $(6,701) for the same period of the prior year. The increase is a result of the non-cash amortization of loan costs incurred during fiscal year ended March 31, 2001. The amortization of the loan costs amounted to $120,781 for the current quarter. Each of the next three fiscal quarters will reflect a similar amount of amortization.

As a result of the conditions discussed in the preceding paragraphs, the Company incurred a net loss of $387,652 or $0.04 per share, for the quarter ended June 30, 2001, as compared to a loss of $373,178 or $0.04 per share for the quarter ended June 30,2000.

LIQUIDITY AND FINANCIAL CONDITION AT JUNE 30, 2001 COMPARED TO MARCH 31, 2001

Total assets decreased $263,620 to $2,994,746 June 30, 2001 from March 31, 2001. The decrease is primarily attributable to the sale of the Syncom assets for $164,139 in April 2001. In addition, the Company amortized deferred financing costs of $120,781, associated with issued convertible debentures.

Total liabilities increased $125,908 to $1,892,782 at June 30, 2001 from March 31, 2001. This increase is primarily attributable to the approximately $121,305 increase in accounts payable and accrued expenses.

As a result of the conditions discussed in the preceding paragraphs, the Company's working capital deficiency increased $225,901 to $1,209,048 at June 30, 2001 from March 31, 2001.

The Company continues to experience negative operating cash flows. Cash used in operations for the three months ended June 30, 2001 amounted to approximately $151,000. While cash provided from investment activites of approximately $164,000 offset this operating deficiency, the Company does not have nor does it believe that it will generate sufficient funds to operate its business through June 30, 2002. The Company's continued existence is dependent upon receiving additional funding to expand and operate its business.

The Company is currently pursuing many avenues to attract debt and/or equity financing. However, due to the volatility of the capital markets, there can be no assurance that the Company will be successful in these endeavors. Without an infusion of working capital, the Company will not be able to implement the current business plan and may be unable to continue.

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

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

Item 3.  Defaults Upon Senior Securities
None

Item 4.  Submission of Matters to a Vote of Security Holders
 None

Item 5.  Other Information
 None

Item 6.  Exhibits and Reports on Form 8-K

         A. Exhibits

            None

         B. Reports on Form 8-K

            A Current Report on Form 8-K with respect to Item 4 CHANGES IN REGISTRANT'S CERTIFYING ACCOUNTANTS was filed with the Commission on May 3, 2001.

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


USA DIGITAL, INC.


By:      /s/ Peter J. Lyons
         ---------------------------------------------
         Peter J. Lyons, Chief Executive Officer and
         A Director (principal executive officer)


         /s/ Mark D. Cobb
         ---------------------------------------------
         Mark D. Cobb, President, Chief Operating
         Officer and a Director
         (principal accounting officer)


Date: August 20, 2001