Form 10QSB
period 2001-09-30
USA DIGITAL INC
filed 2001-11-19
CIK 1094563

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB



[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. USA Digital, Inc. had 17,782,820 shares outstanding as of November 1, 2001.

                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION

                                                                        Page No.
                                                                        --------

Item 1.  FINANCIAL STATEMENTS (UNAUDITED):

CONDENSED CONSOLIDATED BALANCE SHEETS--SEPTEMBER 30, 2001
    AND MARCH 31, 2001 ........................................................1

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS--THREE AND
    SIX MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 ..............................2

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS-- SIX MONTHS
    ENDED SEPTEMBER 30, 2001 AND 2000 .........................................3

NOTES TO CONDENSED FINANCIAL STATEMENTS .......................................4

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
    CONDITION AND RESULTS OF OPERATIONS .......................................8


                           PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS ...................................................15

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS ...........................15

Item 3.  DEFAULTS UPON SENIOR SECURITIES .....................................15

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .................15

Item 5.  OTHER INFORMATION ...................................................15

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K ....................................15

         SIGNATURES ..........................................................16

                                USA DIGITAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      SEPTEMBER 30, 2001 and MARCH 31, 2001



                                                                         September       March 31,
                                                                         30, 2001          2001
                                                                        ------------    ------------
ASSETS                                                                  (UNAUDITED)
Current Assets
    Cash and cash equivalents                                           $    24,014          14,170
    Accounts receivable, net of $130,000 and $100,000 allowances            147,437         164,479
    Inventories, net                                                        110,547         136,130
    Employee receivables                                                    119,687          62,453
    Prepaid and other current assets                                         48,658         109,976
    Assets held for sale                                                    390,963         164,139
    Advances to AVIX                                                         40,000              --
                                                                        ------------    ------------
    Total current assets                                                    881,308         651,347

Property and equipment, net                                                  82,332         707,590
Intangible assets, net                                                      885,425       1,387,461
Deferred financing costs, net                                               165,581         423,385
Deposits and other non-current assets                                       109,128          88,583
                                                                        ------------    ------------
Total Assets                                                            $ 2,123,774     $ 3,258,366
                                                                        ============    ============

          LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

Current Liabilities
    Accounts payable and accrued expenses                               $   872,187     $ 1,141,721
    Deferred gain on disposals of businesses                                197,675              --
    Convertible debentures                                                  366,400         335,000
    Employee payables                                                         4,047          46,755
    Current maturities of long-term debt and notes payable                    1,286         111,018
                                                                        ------------    ------------
Total Current Liabilities                                                 1,441,596       1,634,494

Unearned revenue                                                             63,723          32,846
Other non-current liabilities                                                15,371          80,493
Long-term debt, less current maturities                                       6,434          19,041
                                                                        ------------    ------------
      Total Liabilities                                                   1,527,124       1,766,874
                                                                        ============    ============

Redeemable preferred stock, $0.001 par value, 50,000 shares
   authorized, issued and outstanding                                       189,625         182,709

Stockholders' equity:
     Common stock, $0.001 par value, 50,000,000 shares authorized,
        10,967,820 and 10,844,820 shares issued and outstanding              10,969          10,845

     Additional paid-in capital                                           6,977,950       6,872,449

     Accumulated deficit                                                 (6,581,894)     (5,574,511)
                                                                        ------------    ------------
          Total Stockholders' Equity
                                                                            407,025       1,308,783
                                                                        ------------    ------------

Total liabilities, redeemable preferred stock and stockholders' equity  $ 2,123,774     $ 3,258,366
                                                                        ============    ============








                             See accompanying notes.

                                USA DIGITAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  ( UNAUDITED )





                                                          Three Months Ended                   Six Months Ended
                                                    September 30,   September 30,      September 30,      September 30,
                                                       2001             2000               2001               2000
                                                  --------------- ---------------    ---------------    ---------------
Revenues                                           $   736,745     $ 1,406,336       $  1,622,278        $ 2,701,596
Cost and expenses:
Cost of sales and direct wages                         374,817         894,124            877,233          1,555,646
Network operating expenses                             438,687         450,127            686,747            959,329
Salaries expense                                       284,291         423,724            609,673            836,596
Loss on impairment and disposals                       395,203              --            395,203                 --
Depreciation and amortization                           56,556         106,345            127,118            197,888
Interest expense (income)                              151,476           2,212            278,241             (4,489)
Other income                                          (351,471)             --           (351,471)                --
                                                 --------------- ---------------    ---------------    ---------------

Net Loss                                           $  (612,814)    $  (470,196)      $ (1,000,466)       $  (843,374)
                                                 =============== ===============    ===============    ===============

Reconciliation of net loss to net
 loss applicable to common stockholders:
Net loss                                           $  (612,814)    $  (470,196)      $ (1,000,466)       $  (843,374)
Preferred stock accretions                              (3,458)         (4,389)            (6,917)           (10,639)
                                                 --------------- ---------------    ---------------    ---------------

Net loss applicable to common
 stockholders                                      $  (616,272)    $  (474,585)      $ (1,007,383)       $  (854,013)
                                                 =============== ===============    ===============    ===============

Net loss per common share - basic
and diluted                                        $     (0.06)    $     (0.05)      $      (0.09)       $     (0.09)
                                                =============== ===============    ===============    ===============
Weighted average common shares
 outstanding - basic and diluted                    10,910,527      10,000,546         10,878,727          9,724,240
                                                =============== ===============    ===============    ===============







                             See accompanying notes.

                                USA DIGITAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  ( UNAUDITED )




                                                                          Six Months Ended
                                                                 September 30,         September 30,
                                                                     2001                  2000
                                                               ------------------    ------------------
OPERATING ACTIVITIES
  Net loss                                                        $  (1,000,466)         $   (843,374)

     Adjustments to reconcile net loss to net cash
      (used  in) operating activities:

       Stock based debt service, employment and rent                    271,830                57,069

       Provisions for bad debt                                           49,235                    --

       Depreciation and amortization                                    127,118               197,888

       Loss on impairment and disposals                                 395,203                    --

       Changes in operating assets and liabilities

           Accounts receivable                                          (91,696)             (319,268)

           Inventories                                                   (6,098)             (207,855)

           Employee receivable/payable                                 (118,320)              (24,026)

           Other current and non-current assets                          36,867              (258,885)

           Accounts payable, accrued expenses and other
             liabilities                                                 21,320               443,842

           Unearned revenue                                              30,876               (80,966)
                                                               ------------------    ------------------

Net cash used in operating activities                                  (284,131)           (1,035,575)
                                                               ------------------    ------------------

INVESTING ACTIVITIES

   Proceeds from sale of SynCom assets                                  199,144                    --

   Cash acquired in the acquisition of ComSys and IBTS                       --                15,337

   Purchases of equipment                                               (11,381)             (164,516)

   Advances to AVIX                                                     (40,000)                   --
                                                               ------------------    ------------------
Net cash provided by (used in) investing activities                     147,763              (149,179)
                                                               ------------------    ------------------

FINANCING ACTIVITIES

   Proceeds from issuance of common stock                                    --               375,000

   Proceeds from note payable                                             8,019                51,560

   Proceeds from issuance of convertible debentures                     128,000               300,000

   Payments on convertible debentures                                    (5,000)                   --

   Payments on long term debt                                            (4,497)              (29,167)
                                                               ------------------    ------------------

Net cash provided by financing activities                               126,522               697,393
                                                               ------------------    ------------------
Increase (decrease) in cash and cash equivalents                          9,844              (487,361)

Cash and cash equivalents, beginning of year                             14,170               856,445
                                                                ---------------------------------------

Cash and cash equivalents, end of period                          $      24,014          $    369,084
                                                               ==================    ==================










                             See accompanying notes.

                                USA DIGITAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001


NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation SB Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations. It is management's opinion that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 2001.

NOTE 2.  GOING CONCERN AND MANAGEMENT'S PLANS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has incurred operating losses and has not generated sufficient cash flows to sustain operations since its inception, and currently has a significant working capital deficiency. In addition, the Company does not have sufficient funds to operate its business in its current form through September 30, 2002. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Management is taking actions to conserve the Company's existing cash flow from operations, while actively addressing possible funding sources. During the second quarter, the Company raised $128,000 from the sale of convertible debentures (See Note 5). Further, expansion and development of the Company's telecommunications network has been suspended, and administrative and network expenditures have been significantly curtailed. In addition, management has sold assets for cash during the six months ended June 30, 2001 (See Note 3), and has placed other assets of the Company, including certain real property, for sale. Finally, in a further effort to preserve cash, management has entered into a plan to sell or dispose of non-performing subsidiaries within each of its identifiable industry segments. While management is aggressively pursuing additional funding sources, there can be no assurance that the Company will be able to obtain additional funding on acceptable terms. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might arise from the outcome of this uncertainty.

NOTE 3.  DISPOSALS AND IMPAIRMENTS

SYNCOM SALE OF ASSETS

Effective April 1, 2001, the Company sold the customer lists and trade name of SYNCOM Systems, Inc. (SYNCOM), but retained the corporation containing other operating assets and liabilities. SYNCOM was the Company's Internet Service Provider (ISP) division. Proceeds from the sale of the assets amounted to $164,139, which resulted in a loss to the Company of $332,328. The loss was recorded when first measurable, during the fourth quarter of the Company's fiscal year ended March 31, 2001. The sales agreement for the assets provided for a contingent purchase price based upon operating results of the sold customer lists. During the second fiscal quarter, the Company received a final payment of $35,005, which is included as a credit in the caption loss on impairment and disposals.

                                USA DIGITAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001



DISPOSALS OF SUBSIDIARIES

Effective October 1, 2001, the Company commenced executing on an internally developed plan to sell or dispose of three non-performing subsidiaries:
International Business Telephone Systems, Inc. (IBTS), DSA Computers, Inc. (DSA) and the operations, assets and liabilities of SYNCOM, remaining after the aforementioned asset sales. In addition, the Company is currently seeking, through binding arbitration planned for November 2001, the rescission of its purchase of another non-performing subsidiary, Telephone Engineering and Maintenance, Inc. (TEAM), and will otherwise dispose of or abandon the subsidiary. IBTS and TEAM operate in the Communications Services Segment and DSA and SYNCOM operate in the Information Services Segment. Upon execution of the disposal strategies, remaining operations will consist of Computer Advanced Technology Solutions, Inc. (CAT), which operates in the Information Services Segment and Communications Systems, Inc. (ComSys), which operates in the Communications Services Segment.

The disposals of IBTS, DSA and SYNCOM were accounted for as divestitures on the effective date. Accordingly, the accompanying condensed statements of operations reflect these companies' operations during the periods presented, plus any losses or realized gains on the impending sales or disposals. Losses on the disposal of subsidiaries of $337,493, included in the caption loss on impairment and disposals are attributable to IBTS. Gains on the disposals of subsidiaries of $197,675, which amounts are deferred until realized, are attributable to SYNCOM and DSA. Except for certain asset impairment charges and reserves, discussed under asset sales and impairments, below, the accounting for the disposition of TEAM has been deferred, pending the outcome of the binding arbitration. However, management currently anticipates that no loss will result from the ultimate disposition of the binding arbitration, sale or abandonment of TEAM.

Revenues of IBTS, DSA and SYNCOM, included in the accompanying statement of operations for the six months ended September 30, 2001 amount to $153,508, $450,388, and $70,551, respectively. Net (loss) or income from these subsidiaries for the six months ended September 30, 2001, excluding losses or gains on impending disposals, amount to ($31,511), $38,400, and ($17,974), respectively.

ASSET SALES AND IMPAIRMENTS

TEAM: During the second fiscal quarter, management evaluated the carrying value of certain of TEAM's assets and the classification of TEAM's liabilities, in light of the Company's strategy and plan to dispose of non-performing subsidiaries, including TEAM. As a result, the Company recorded an impairment charge of $64,213 related to long-lived tangible and intangible assets, included in the caption loss on impairment and disposals, and approximately $50,000 in reserves for bad debts, included in the caption network operating expenses. Since TEAM has no liabilities classified as long-term, no reclassifications or adjustments were considered necessary.

USA DIGITAL: The Company has placed certain real estate having a cost basis of approximately $260,000, used in both operating segments, for sale. The Company has also placed certain computer equipment having a cost basis of $130,000, previously used in the former SYNCOM operations for sale. Assets held for sale are carried at their historical costs, which are believed by management to below fair market values, in current assets as of September 30, 2001. The Company settled a dispute with an equipment vendor during the second fiscal quarter. The settlement provided for (i) the return to the vendor of equipment that was never placed in service, having a cost basis of $130,000, (ii) relief on a note payable amounting to $101,500 to the vendor for the equipment, and (iii) the payment to the Company of $360,000 in cash. The cash payment to the Company is included in the caption other income and the loss on the return of the equipment of $28,500 is included in the caption loss on impairment and disposals.

                                USA DIGITAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001



NOTE 4.  ACQUISITION OF AVIX

On October 15, 2001, the Company completed the purchase of the assets and the assumption of the liabilities of AVIX Telecom Solutions, Inc. (AVIX). AVIX is engaged in the development and marketing of carrier-class software solutions used in the communications industry. The purchase price for AVIX, including cash and securities for expenses and finders fees, consisted of 1,500,000 shares of the Company's common stock, options to purchase 766,000 shares of common stock at prices between $1.00 and $1.25 a share, and cash of $120,000, for an estimated total price of $1,795,000. The terms of the acquisition agreement provide for contingent consideration of 3,000,000 shares of common stock to be held in escrow and options to purchase 300,000 shares of common stock for $1.00 a share, upon the achievement by AVIX of certain operating milestones. The seller possesses voting rights, but no other rights, to the escrowed shares prior to fulfillment of the operating contingencies.

The acquisition of AVIX will be accounted for in the third quarter as a purchase transaction, where the purchase price will be allocated to the assets acquired and liabilities assumed based upon their respective fair values. Any excess of purchase price over the fair values will be recorded as goodwill. As of the date of this filing, the allocation, including the determination of the amount of goodwill, has not been completed. Contingent consideration, if any, will be recorded as additional purchase price in the period that the securities are released.

On October 18, 2001, the Company, with the consent of its stockholders, approved the change of the Company's name from USA Digital, Inc. to AVIX Technologies, Inc. The change is subject to certain state and federal approvals, which management expects to receive before December 31, 2001.

NOTE 5.  SALES OF SECURITIES

During the six months ended September 30, 2001, the Company issued $128,000 face value of 10% convertible debentures, plus 128,000 shares of common stock, with an aggregate market value of $112,500, for aggregate cash of $128,000. The Company also redeemed $5,000 face value of debentures for cash and the related 5,000 shares of common stock. The debentures are convertible into shares of common stock at a conversion rate of $1.00 a share; the market price of the Company's on the date the debentures were issued. The proceeds of these securities sales were allocated between the debentures ($64,000) and common stock ($59,000) based upon their respective fair values. The resulting discount on the debentures will be accreted through interest expense over the term of the debt. In addition, the debt discount resulted in an effective beneficial conversion option. A beneficial conversion option occurs when the conversion rate is lower than the trading market price of the underlying security. An "Effective" beneficial conversion option occurs when, using the carrying value of the debt, that has been discounted for the aforementioned allocation, the effective conversion rate is lower than the trading market price of the underlying security. The beneficial conversion option was valued on the date of issuance at the difference between the then trading market value and the effective conversion rate, or $48,500. The beneficial conversion amount is accounted for as an increase to paid-in capital and a further discount to the debentures, which will be accreted through interest expense over the term of the debt.

Subsequent to September 30, 2001, the Company issued $555,000 face value of 10% convertible debentures, plus 755,000 shares of common stock, for aggregate cash of $555,000.

NOTE 6.  SEGMENT INFORMATION

The Company operates in two identifiable industry segments: the Integrated Communications Segment (Communications Services) and the Information Integration Services Segment (Information Services). Products and services in the Communications Services Segment include telecommunications system integration services and enhanced data services. Products and services in the Information Services Segment include consulting, network architecture design and computer equipment sales.

The tables below summarize the Company's segment information for the three months ended September 30, 2001 and 2000:

                                USA DIGITAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

                                                          Three Months Ended September 30, 2001
                                       ---------------------------------------------------------------------------
                                           Communications         Information Services
                                          Services Segment              Segment                    Consolidated
                                       ---------------------------------------------------------------------------
Revenue                                $       395,700          $      341,045                   $       736,745
                                       ===========================================================================
Net Income (Loss)                      $      (644,495)         $       31,681                   $      (612,814)
                                       ===========================================================================
Total Assets                           $     1,964,450          $      159,323                   $     2,123,774
                                       ===========================================================================

                                                          Three Months Ended September 30, 2000
                                       ---------------------------------------------------------------------------
                                           Communications         Information Services
                                          Services Segment              Segment                     Consolidated
                                       ---------------------------------------------------------------------------
Revenue                                $       793,510          $      612,826                   $     1,406,336
                                       ===========================================================================
Net Income (Loss)                      $      (514,629)         $       44,433                   $      (470,196)
                                       ===========================================================================
Total Assets                           $     2,608,443          $    1,724,818                   $     4,333,261
                                       ===========================================================================

The tables below summarize the Company's segment information for the six months ended September 30, 2001 and 2000:

                                                          Six Months Ended September 30, 2001
                                       ---------------------------------------------------------------------------
                                           Communications         Information Services
                                          Services Segment              Segment                    Consolidated
                                       ---------------------------------------------------------------------------
Revenue                                $       811,426          $      810,852                  $      1,622,278
                                       ===========================================================================
Net Income (Loss)                      $    (1,088,405)         $       87,939                  $     (1,000,466)
                                       ===========================================================================

                                                          Six Months Ended September 30, 2000
                                       ---------------------------------------------------------------------------
                                           Communications         Information Services
                                          Services Segment              Segment                     Consolidated
                                       ---------------------------------------------------------------------------
Revenue                                $     1,678,618           $   1,022,978                    $    2,701,596
                                       ===========================================================================
Net Income (Loss)                      $      (889,239)          $      45,865                    $     (843,374)
                                       ===========================================================================


Net loss for the Communications Services Segment for the three and six months ended September 30, 2001 includes impairment and disposal charges of $395,203 (See Note 3) and vendor settlement income of $360,000. Net loss for the Communications Services Segment for the three and six months ended September 30, 2001 include depreciation expense of $50,331 and $114,667, respectively. The Company's interest expense has been allocated to the Communications Services Segment.

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

OVERVIEW OF THE COMPANY'S PLAN OF OPERATION

Management of the Company has recognized that the economic conditions facing the communications sector, combined with the financial condition of the Company, required the immediate reevaluation of the Company business model. Earlier in the fiscal year, the Company began looking for strategic partners and or acquisition candidates that would provide new direction and contribute profitable operations. To that end, on September 19, 2001, the Company entered into a definitive agreement to acquire the operating assets and assume certain liabilities of AVIX Telecom Solutions, Inc. ("AVIX"). On October 15, 2001, the Company completed the acquisition of AVIX.

AVIX is a technology solutions provider for the communications industry that utilizes proprietary patent pending technology. The acquisition of AVIX brings a portfolio of intellectual property to include patents applied for in the wire-line and wireless industries. With the acquisition of AVIX, the Company will be re-directing its resources to focus on the implementation of the AVIX business plan and deployment of the AVIX technology. It is anticipated that this change in focus and direction will produce near term revenues and profitability. A major benefit of the AVIX business plan is that it does not require a significant amount of operating capital to execute. AVIX markets an Advanced Intelligent Network application to the Competitive Local Exchange Carrier ("CLEC") that improves the CLEC's profitability by as much as 25%, while generating a residual revenue stream per individual subscriber line set up on AVIX Intelligent Network Control. AVIX already has the software and hardware in place necessary to service up to five million subscriber lines, without adding any additional equipment. The Company becomes cash flow positive and profitable with approximately thirty-five thousand subscriber lines on the system.

On October 18, 2001, the Company, with the consent of its stockholders, approved the change of the Company's name from USA Digital, Inc. to AVIX Technologies, Inc. The change is subject to certain state and federal approvals, which management expects to receive before December 31, 2001.

In addition to the AVIX acquisition, effective October 1, 2001, the Company entered into an internal plan to sell or dispose of three non-performing subsidiaries: International Business Telephone Systems, Inc. (IBTS), DSA Computers, Inc. (DSA) and SYNCOM, Inc. (SYNCOM). In addition, the Company is currently seeking, through binding arbitration, planned for November 2001, the rescission of its purchase of Telephone Engineering and Maintenance, Inc.
(TEAM), and will otherwise dispose of the subsidiary. IBTS and TEAM operated in the Communications Services Segment and DSA and SYNCOM operated in the Information Services Segment.

In addition to AVIX, which will constitute an identifiable industry segment, the Company will continue to provide telecommunications and computer equipment sales and service in its Communications Services Segment through its wholly owned subsidiary Communications Systems, Inc. ("Comsys"), and computer hardware and software, network integration technology and engineering products and services for small and medium size businesses in its Information Services Segment through its wholly owned subsidiary, Computer Advanced Technology Solutions, Inc. ("CAT").

The Company initially had as its plan of operation, leveraging its current operations with the deployment of a highly integrated, facility-based convergent communications company that would address the rapidly expanding communication demands of small to medium size businesses. However, the Company has incurred operating losses and has not generated sufficient cash flows to sustain these operations or execute on this plan, and currently has a significant working capital deficiency. That is why the Company has adopted the AVIX business plan and strategy, which requires less operating capital and is expected to generate near term revenues and profitability. However, the Company currently does not have sufficient funds to operate its business in its current form through September 30, 2002. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Management continues taking actions to conserve the Company's existing cash flow from operations, while actively addressing possible funding sources. Expansion and development of the Company's planned telecommunications network has been suspended indefinitely, and administrative and network expenditures have been significantly curtailed. In addition, the Company has sold certain assets of Syncom for cash during the previous fiscal quarter, has identified other assets for possible sale and has generated cash through the private placement of securities. While management is aggressively pursuing additional funding sources, there can be no assurance that the Company will be able to obtain additional funding on acceptable terms. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might arise from the outcome of this uncertainty.

RESULTS OF OPERATIONS: QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001 COMPARED TO QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

Revenues decreased to $736,745 for the three months ended September 30, 2001 from $1,406,336 for the same period of the prior year. A decrease of $397,810 occurred in the Company's Communications Services Segment as a result of the completion in 2000 of a significant single-customer project that contributed approximately $389,000 in 2000 revenue, the reduction of SYNCOM revenues that contributed approximately $101,000 in 2000 revenue and the economic downturn. Information Services Segment revenue decreased by approximately $271,781 over the comparable period of the prior year.

Cost of sales and direct wages decreased to $374,817 for the three months ended September 30, 2001 from $894,124 for the same period of the prior year. These costs as a percentage of revenues decreased from 64% in 2000 to 51% in 2001. The decrease in the cost as a percentage of sales is a result of the lower mix of higher margin Communications Services Segment revenues in 2000 compared to 2001. Gross profit margins on Communications Services revenues, overall, increased from 41% in 2000 to 52% in 2001. Gross margins in the Information Services Segment increased from 31% in 2000 to 46% in 2001. Both increases are generally a result of increased efficiencies and cost reduction measures.

Network operating expenses and salaries expense decreased to $438,687 and $284,291, respectively, for the three months ended September 30, 2001 from $450,127 and $423,724, respectively, for the same period of the prior year. Corporate level expenses for the three months ended September 30, 2001, included in these amounts, and amounted to approximately $295,892 compared to $335,171 for the comparable period of the prior year. The decreases reflect managements overall efforts to curtail corporate level spending, and to a lesser degree, operating subsidiary level spending and conserve cash. The decreases are also directly effected by the suspension during the Company's fiscal year 2001 of the telecommunications network deployment plan. Finally, the fiscal 2001 quarterly amount includes a $50,000 charge for bad debts expense attributable to TEAM operations.

Loss on impairment and disposals of $395,203 relates to management's internal plan to sell or dispose of three non-performing subsidiaries: International Business Telephone Systems, Inc. (IBTS), DSA Computers, Inc. (DSA) and SYNCOM, Inc. (SYNCOM). In addition, the Company is currently seeking, through binding arbitration, planned for November 2001, the rescission of its purchase of Telephone Engineering and Maintenance, Inc. (TEAM), and will otherwise dispose of the subsidiary. IBTS and TEAM operated in the Communications Services Segment and DSA and SYNCOM operated in the Information Services Segment. The total charge recorded in the second quarter includes (i) a $337,493 loss on the impending disposal of IBTS, (ii) a charge of $64,213 for impairments on certain long-lived tangible and intangible assets of TEAM, (iii) a loss of $28,501 on the return of certain telecommunications equipment (also see other income), and
(iv) a gain of $35,005 related to the receipt of a contingent payment related to SYNCOM. Gains on the disposals of DSA and SYNCOM amounting to $197,675 were deferred until realized and will be recorded in the third fiscal quarter.

Depreciation and amortization decreased to $56,556 for the three months ended September 30, 2001 from $106,345 for the same period of the prior year. The decrease is attributable to reductions in long-lived assets during the fourth quarter of fiscal year ended March 31, 2001 from the write-off of impaired goodwill of approximately $285,000 and the sale of SYNCOM intangible assets of approximately $469,000 and the discontinuance of depreciation of SYNCOM assets no longer in service. In connection with the aforementioned internal plan to dispose of under-performing subsidiaries and sell assets, fixed assets with a carrying value of approximately $391,000 have been taken out of service and are held for sale, approximately $130,000 of equipment has been returned to the vendor, and approximately $450,000 of intangible assets are subject to divestiture. These reductions in tangible and intangible assets will have the future effects of significantly decreasing depreciation and amortization. However, the Company purchased AVIX on October 15, 2001 for an estimated purchase price of $1,795,000, a significant amount of which will likely be allocated to long-lived asset. Although the allocation is not complete, the allocation to long-lived intangible assets other than goodwill will result in additional amortization.

Interest expense increased to $151,476 for the three months ended September 30, 2001 from $2,212 for the same period of the prior year. The increase is a result of the issuance of 10% convertible debentures having a face value of $458,000, and a term of one year, as of September 30, 2001. In addition to the coupon interest, the Company issued common stock to the second quarter debenture holders, who hold $123,000 face value of debentures, as an inducement. The proceeds were allocated between the debenture and the common stock based upon their respective fair values. The resulting discount to the debentures is being accreted through interest expense over the term of the debentures. The non-cash amortization of the discounts amounted to $138,913 for the current quarter. In addition, subsequent to September 30, 2001, the Company issued $550,000 face value of 10% convertible debentures with 755,000 shares of common stock as inducement. As a result of these issuances, interest expense will be significantly higher in periods these securities are outstanding.

Other income recorded in the second quarter amounts to $351,471, and principally relates to the Company's settlement of a dispute with an equipment vendor during the second fiscal quarter. The settlement provided for (i) the return to the vendor of equipment that was never placed in service, having a cost basis of $130,000, (ii) relief on a note payable amounting to $101,500 to the vendor for the equipment, and (iii) the payment to the Company of $360,000 in cash. The cash payment to the Company is included in the caption other income and the loss on the return of the equipment of $28,501 is included in the caption loss on impairment and disposals.

As a result of the conditions discussed in the preceding paragraphs, the Company incurred a net loss attributable to common stockholders of $616,272 or $0.06 per share, for the quarter ended September 30, 2001, as compared to a loss of $474,585 or $0.05 per share for the quarter ended September 30,2000.

As previously discussed, effective October 1, 2001, the Company commenced executing on an internally developed plan to sell or dispose of three non-performing subsidiaries: International Business Telephone Systems, Inc.
(IBTS), DSA Computers, Inc. (DSA) and SYNCOM Systems, Inc. (SYNCOM). In addition, the Company is currently seeking, through binding arbitration planned for November 2001, the rescission of its purchase of another non-performing subsidiary, Telephone Engineering and Maintenance, Inc. (TEAM), and will otherwise dispose of or abandon the subsidiary. IBTS and TEAM operate in the Communications Services Segment and DSA and SYNCOM operate in the Information Services Segment. Upon execution of the disposal strategies, remaining operations will consist of Computer Advanced Technology Solutions, Inc. (CAT), which operates in the Information Services Segment and Communications Systems, Inc. (ComSys), which operates in the Communications Services Segment. On a pro forma basis, assuming that the divestitures of these companies had occurred at the beginning of the current fiscal year, and excluding the losses on disposals and impairments related to these divestitures, revenues and net loss for the three months ended September 30, 2001 would have been $321,101 and ($55,358), respectively.

RESULTS OF OPERATIONS: SIX MONTH PERIOD ENDED SEPTEMBER 30, 2001 COMPARED TO THE SIX MONTH PERIOD ENDED SEPTEMBER 30, 2000

Revenues decreased to $1,622,618 for the six months ended September 30, 2001 from $2,701,596 for the same period of the prior year. A decrease of $867,192 occurred in the Company's Communications Services Segment as a result of the completion in 2000 of a significant single-customer project that contributed approximately $398,000 in 2000 revenue, the exclusion of SYNCOM revenues, upon its sale effective April 1, 2001, that contributed approximately $200,000 in 2000 revenue and the economic downturn. Information Services Segment revenue decreased by approximately $212,126 over the comparable period of the prior year.

Cost of sales and direct wages decreased to $877,233 for the six months ended September 30, 2001 from $1,555,646 for the same period of the prior year. These costs as a percentage of revenues decreased from 58% in 2000 to 54% in 2001. Gross profit margins on Communications Services revenues, overall, increased from 49% in 2000 to 51% in 2001. Gross margins in the Information Services Segment increased from 32% in 2000 to 41% in 2001. Both increases are a result generally of increased efficiencies through experience in implementations and aggressive cost cutting.

Network operating expenses and salaries expense decreased to $686,747 and $609,673, respectively, for the six months ended September 30, 2001 from $959,329 and $836,596, respectively, for the same period of the prior year. Corporate level expenses for the six months ended September 30, 2001, included in these amounts, amounted to approximately $475,925 compared to approximately $730,504 for the comparable period of the prior year. The decreases reflect managements overall efforts to curtail corporate level, and to a lesser degree, operating subsidiary level spending and conserve cash. The decreases are also directly affected by the suspension during the Company's fiscal year 2001 of the telecommunications network deployment plan.

Loss on impairment and disposals of $395,203 relates to management's internal plan to sell or dispose of three non-performing subsidiaries: International Business Telephone Systems, Inc. (IBTS), DSA Computers, Inc. (DSA) and SYNCOM, Inc. (SYNCOM). In addition, the Company is currently seeking, through binding arbitration, planned for November 2001, the rescission of its purchase of Telephone Engineering and Maintenance, Inc. (TEAM), and will otherwise dispose of the subsidiary. IBTS and TEAM operated in the Communications Services Segment and DSA and SYNCOM operated in the Information Services Segment. The total charge recorded in the second quarter includes (i) a $337,493 loss on the impending disposal of IBTS, (ii) a charge of $64,213 for impairments on certain long-lived tangible and intangible assets of TEAM, (iii) a loss of $28,501 on the return of certain telecommunications equipment (also see other income), and
(iv) a gain of $35,005 related to the receipt of a contingent payment related to SYNCOM. Gains on the disposals of DSA and SYNCOM amounting to $197,675 were deferred until realized and will be recorded in the third fiscal quarter.

Depreciation and amortization decreased to $127,118 for the six months ended September 30, 2001 from $197,888 for the same period of the prior year. The decrease is attributable to reductions in long-lived assets during the fourth quarter of fiscal year ended March 31, 2001 from the write-off of impaired goodwill of approximately $285,000 and the sale of SYNCOM intangible assets of approximately $469,000 and the discontinuance of depreciation of SYNCOM assets no longer in service. In connection with the aforementioned internal plan to dispose of under-performing subsidiaries and sell assets, fixed assets with a carrying value of approximately $391,000 have been taken out of service and are held for sale, approximately $130,000 of equipment has been returned to the vendor, and approximately $450,000 of intangible assets are subject to divestiture. These reductions in tangible and intangible assets will have the future effects of significantly decreasing depreciation and amortization. However, the Company purchased AVIX on October 15, 2001 for an estimated purchase price of $1,795,000, a significant amount of which will likely be allocated to long-lived asset. Although the allocation is not complete, the allocation to long-lived intangible assets other than goodwill will result in additional amortization.

Interest expense increased to $278,241 for the six months ended September 30, 2001 from interest income of $4,489 for the same period of the prior year. The increase is a result of the issuance of 10% convertible debentures having a face value of $458,000, and a term of one year, as of September 30, 2001. In addition to the coupon interest, the Company issued common stock to the debenture holders as inducement. The proceeds were allocated between the debenture and the common stock based upon their respective fair values. The resulting discount to the debentures is being accreted through interest expense over the term of the debentures. The amortization of the discount amounts to $259,694 for the six months ended September 30,2001. In addition, subsequent to September 30, 2001, the Company issued $550,000 face value of 10% convertible debentures with

755,000 shares of common stock as inducement. As a result of these issuances, interest expense will be significantly higher in periods these securities are outstanding.

Other income, all of which was recorded in the second quarter, amounts to $351,471, and principally relates to the Company's settlement of a dispute with an equipment vendor during the second fiscal quarter. The settlement provided for (i) the return to the vendor of equipment that was never placed in service, having a cost basis of $130,000, (ii) relief on a note payable amounting to $101,500 to the vendor for the equipment, and (iii) the payment to the Company of $360,000 in cash. The cash payment to the Company is included in the caption other income and the loss on the return of the equipment of $28,501 is included in the caption loss on impairment and disposals.

As a result of the conditions discussed in the preceding paragraphs, the Company incurred a net loss attributable to common stockholders of $1,007,383 or $0.09 per share, for the six months ended September 30, 2001, as compared to a loss of $854,013 or $0.09 per share for the six months ended September 30,2000.

As previously discussed, effective October 1, 2001, the Company commenced executing on an internally developed plan to sell or dispose of three non-performing subsidiaries: International Business Telephone Systems, Inc.
(IBTS), DSA Computers, Inc. (DSA) and SYNCOM Systems, Inc. (SYNCOM). In addition, the Company is currently seeking, through binding arbitration planned for November 2001, the rescission of its purchase of another non-performing subsidiary, Telephone Engineering and Maintenance, Inc. (TEAM), and will otherwise dispose of or abandon the subsidiary. IBTS and TEAM operate in the Communications Services Segment and DSA and SYNCOM operate in the Information Services Segment. Upon execution of the disposal strategies, remaining operations will consist of Computer Advanced Technology Solutions, Inc. (CAT), which operates in the Information Services Segment and Communications Systems, Inc. (ComSys), which operates in the Communications Services Segment. On a pro forma basis, assuming that the divestitures of these companies had occurred at the beginning of the current fiscal year, and excluding the losses on disposals and impairments related to these divestitures, revenues and net loss for the six months ended September 30, 2001 would have been $661,123 and ($435,715), respectively.


LIQUIDITY AND FINANCIAL CONDITION AT SEPTEMBER 30, 2001 COMPARED TO
MARCH 31, 2001

The Company continues to experience negative operating cash flows. Cash used in operating activities for the six months ended September 30, 2001 amounted to approximately $284,000, compared to approximately $1,035,000 used in operating activities for the same period of the prior year. The current year operating cash flow deficiencies are net of certain significant non-cash charges, including approximately $49,000 of bad debt expense and $395,203 of losses on impairments and disposals, that result from management's strategy to dispose of non-performing subsidiaries. Significant additional charges are not currently anticipated in these categories, although certain deferred gains of $197,675 will be reflected as non-cash credits when realized in future periods. Other non-cash charges include interest expense and depreciation and for the future effects of these items refer to the discussion of operations.

Cash provided from investing activities for the six months ended September 30, 2001 amounted to $147,764, compared to cash used, principally to acquire equipment, in the same period of the prior year of $149,179. Cash of $199,144 was received from the sale of certain assets of SYNCOM, effective April 1, 2001. The Company currently has approximately $390,000 of additional assets that, when sold, will be reflected as cash from investment activities. Other investment activities included an advance to AVIX in the amount of $40,000. On October 15, 2001, the Company completed the purchase of the assets and the assumption of the liabilities of AVIX. AVIX is engaged in the development and marketing of carrier-class software solutions used in the communications industry. The purchase price for AVIX, including cash and securities for expenses and finders fees, consisted of 1,500,000 shares of the Company's common stock, options to purchase 766,000 shares of common stock at prices between $1.00 and $1.25 a share, and cash of $120,000, for an estimated total price of $1,795,000. The terms of the acquisition agreement provide for contingent consideration of

3,000,000 shares of common stock to be held in escrow and options to purchase 300,000 shares of common stock for $1.00 a share, upon the achievement by AVIX of certain operating milestones.

The acquisition of AVIX will be accounted for in the third quarter as a purchase transaction, where the purchase price will be allocated to the assets acquired and liabilities assumed based upon their respective fair values. Any excess of purchase price over the fair values will be recorded as goodwill. As of the date of this filing, the allocation, including the determination of the amount of goodwill, has not been completed. Contingent consideration, if any, will be recorded as additional purchase price in the period that the securities are released.

Cash provided from financing activities for the six months ended September 30, 2001 amounted to $126,522, compared to cash received from the sale of common stock and debentures in the same period of the prior year of $697,393. During the six months ended September 30, 2001, the Company issued $128,000 face value of 10% convertible debentures, plus 128,000 shares of common stock, with an aggregate market value of $112,500, for aggregate cash of $128,000. The debentures are convertible into shares of common stock at a conversion rate of $1.00 a share; the market price of the Company's on the date the debentures were issued was, in all cases, below the conversion rate. The value of the shares issued was accounted for as deferred loan cost, to be amortized into interest expense over the one-year term of the debentures. Subsequent to September 30, 2001, the Company issued $555,000 face value of 10% convertible debentures, plus 755,000 shares of common stock, for aggregate cash of $555,000.

Total assets decreased $1,134,592 from March 31, 2001 to $2,123,774 at September 30, 2001. The decrease is primarily attributable to the Company's planned divestiture of certain non-performing subsidiaries. In cases where divestiture is imminent, the Company has deconsolidated assets and liabilities and recorded losses and, where applicable, gains. However, the details of operations of subsidiaries to be divested are, and will continue to be, reflected in the statements of operations. Other significant decreases in total assets relate to the return to a vendor of $130,000 of equipment, the sale of $164,139 of assets held for sale, and the amortization of loan costs.

Total liabilities decreased $148,150 from March 31, 2001 to $1,618,724 at September 30, 2001. This decrease is partially attributable, as mentioned above, to the divestures, although subsidiaries to be divested with net liabilities have the associated gains of $197,675 deferred until realized. The deferred gain is reflected as a current liability. Other decreases include the termination of a note payable to a vendor of $101,500 related to the return of certain equipment to the vendor. Liabilities increased in connection with the net issuance of $123,000 of convertible debentures during the quarters. Subsequent to September 30, 2001, the Company issued an additional $555,000 of debentures, the proceeds of which were used predominantly in the AVIX acquisition.

During the six months ended September 30, 2001, the Company issued 123,000 shares of common stock in connection with the sale of convertible debentures. Subsequent to September 30, 2001, the Company issued an additional 755,000 shares of common stock in connection with the sale of debentures, and 1,500,000 shares of common stock in connection with the purchase of AVIX. Also in connection with the AVIX acquisition, the Company placed 3,000,000 shares of common stock in escrow to be issued to AVIX sellers in the event that certain operating milestones are achieved.

The Company is currently pursuing many avenues to attract debt and/or equity financing. However, due to the volatility of the capital markets, there can be no assurance that the Company will be successful in these endeavors. Without an infusion of working capital, the Company will not be able to implement the current business plan and may be unable to continue.

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

On September 18th 2000 the Company filed a Complaint against H. Ralph Cole, Jr. and September Cole (Collectively the "Coles") in the Thirteenth Judicial Court in andfor Hillsborough County, Florida, styled USA DIGITAL, INC. AND TELEPHONE ENGINEERING AND MAINTENANCE, INC. V. H. RALPH COLE JR. AND SEPTEMBER COLE, Case No. 00006974. The lawsuit relates to an Acquisition Agreement dated September 7, 1999, whereby the Company acquired the stock of Telephone Engineering and Maintenance, Inc. ("TEAM") from Cole, the sole owner of all issued and outstanding shares of TEAM. The lawsuit also relates to a Stock Pledge Agreement, and Employment Agreement executed in conjunction with the acquisition. The lawsuit is based on Cole's breaches of the Acquisition Agreement and misrepresentations that induced the Company to enter into the Acquisition Agreement and related agreements. The Lawsuit seeks money damages for Cole's misrepresentations and misappropriation of the Company and/or TEAM's property. The lawsuit also seeks possible rescission of the acquisition. No discovery has occurred and the Cole's have filed no positive claims against the Company or TEAM nor asserted any affirmative defense to the lawsuit.

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

Item 2.  Changes in Securities and Use of Proceeds
               None.
Item 3.  Defaults Upon Senior Securities
               None.
Item 4.  Submission of Matters to a Vote of Security Holders
               None.
Item 5.  Other Information
               None.
Item 6.  Exhibits and Reports on Form 8-K
         A. Exhibits
               None.
         B. Reports on Form 8-K
               A Current Report on Form 8-K with respect to Item 2 ACQUISITION OR DISPOSITION OF ASSETS was filed with the Commission on October 2, 2001.

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

Date: November 15, 2001