Form 10QSB
period 2001-12-31
USA DIGITAL INC
filed 2002-02-19
CIK 1094563

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     For the quarter ended December 31, 2001

                         Commission File No.: 000-27375


                             AVIX TECHNOLOGIES, INC.
                 (Name of small business issuer in its charter)

NEVADA                                                     59-3560920
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

                    601 SOUTH HARBOUR ISLAND BLVD., SUITE 103
                              TAMPA, FLORIDA 33602
                    (Address of principal executive offices)
                                 (813) 221-8373
                           (Issuer's Telephone Number)

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
         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. USA Digital, Inc. had 17,867,820 shares outstanding as of January 31, 2002.

Transitional Small Business Disclosure Format (check one):    Yes        No  X
                                                                  ------    ----

                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS (UNAUDITED):

Condensed Consolidated Balance Sheets--December 31, 2001 and March 31, 2001             1
Condensed Consolidated Statements of Operations--Three and Six Months Ended
                           December 31, 2001 and 2000                                   2
Condensed Consolidated Statements of Cash Flows-- Six Months Ended
                           December 31, 2001 and 2000                                   3
Notes to Condensed Financial Statements                                                 4

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                                   10


                           PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS                                                              16

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                                      16

Item 3.  DEFAULTS UPON SENIOR SECURITIES                                                16

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                            16

Item 5.  OTHER INFORMATION                                                              16

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K                                               16

         SIGNATURES                                                                     17

                             AVIX TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      DECEMBER 31, 2001 and MARCH 31, 2001



                                                                         DECEMBER        MARCH 31,
                                                                         31, 2001          2001
                                                                        ------------    ------------

                                ASSETS                                  (UNAUDITED)

Current Assets
    Cash and cash equivalents                                            $   59,615      $   14,170
    Accounts receivable, net of $130,000 and $100,000 allowances             86,709         164,479
    Inventories, net                                                         98,364         136,130
    Employee receivables                                                         --          62,453
    Prepaid and other current assets                                         46,032         109,976
    Assets held for sale                                                    390,963         164,139
    Advances to AVIX                                                             --              --
                                                                        ------------    ------------
    Total current assets                                                    681,683         651,347
Property and equipment, net                                                 119,659         707,590
Intangible assets, net                                                    2,927,793       1,387,461
Deferred financing costs, net                                                82,923         423,385
Deposits and other non-current assets                                       178,188          88,583
                                                                        ------------    ------------
TOTAL ASSETS                                                             $3,990,246      $3,258,366
                                                                        ============    ============

          LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

Current Liabilities
    Accounts payable and accrued expenses                                $1,179,660      $1,141,721
    Notes payable                                                         1,346,144         335,000
    Employee payables                                                        11,945          46,755
    Current maturities of long-term debt and notes payable                    6,088         111,018
                                                                        ------------    ------------
Total Current Liabilities                                                 2,543,837       1,634,494
Unearned revenue                                                             56,830          32,846
Other non-current liabilities                                                    --          80,493
Long-term debt, less current maturities                                          --          19,041
                                                                        ------------    ------------
      Total Liabilities                                                   2,600,667       1,766,874
                                                                        ------------    ------------

Redeemable preferred stock, $0.001 par value, 50,000 shares
   authorized, issued and outstanding                                       193,083         182,709

Stockholders' equity:
     Common stock, $0.001 par value, 50,000,000 shares authorized,
        15,055,820 and 10,844,820 shares issued and outstanding              15,056          10,845

     Additional paid-in capital                                           9,405,191       6,872,449

     Accumulated deficit                                                 (8,223,751)     (5,574,511)
                                                                        ------------    ------------
          Total Stockholders' Equity                                      1,196,496       1,308,783
                                                                        ------------    ------------

TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY   $3,990,246      $3,258,366
                                                                        ============    ============

                             See accompanying notes.

                             AVIX TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  ( UNAUDITED )



                                            THREE MONTHS ENDED                   NINE MONTHS ENDED
                                       DECEMBER 31,    DECEMBER 31,       DECEMBER 31,       DECEMBER 31,
                                           2001            2000               2001               2000
                                      --------------- ---------------    ---------------    ---------------
Revenues                               $    347,788     $ 1,059,262       $  1,970,066       $  3,760,858
Cost and expenses:
Cost of sales                               175,489         682,180          1,052,722          2,237,826
Operating expenses                          561,144         511,747          1,257,892          1,471,076
Salaries expense                          1,053,256         341,179          1,662,928          1,177,775
Loss on impairment and disposals           (197,675)             --            197,527                 --
Depreciation and amortization               181,717         143,488            308,835            341,376
Interest expense (income)                   237,034          47,587            515,749             43,098
Other income                                (24,777)             --           (386,721)                --

                                      --------------- ---------------    ---------------    ---------------

Net Loss                               $ (1,638,400)     $ (666,919)      $ (2,638,866)      $ (1,510,293)
                                      =============== ===============    ===============    ===============

Reconciliation of net loss to net
  loss applicable to common
  stockholders:
Net loss                               $ (1,638,400)     $ (666,919)      $ (2,638,866)      $ (1,510,293)
Preferred stock accretions                   (3,458)         (3,458)           (10,374)           (14,097)
                                      --------------- ---------------    ---------------    ---------------

Net loss applicable to common
stockholders                           $ (1,641,858)     $ (670,377)      $ (2,649,240)      $ (1,524,390)
                                      =============== ===============    ===============    ===============

Net loss per common share - basic
and diluted                                  $(0.12)         $(0.07)            $(0.22)            $(0.15)
                                      =============== ===============    ===============    ===============
Weighted average common shares
outstanding - basic and diluted          14,166,483      10,218,086         11.986,901          9,872,816
                                      =============== ===============    ===============    ===============

                             See accompanying notes.

                             AVIX TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  ( UNAUDITED )


                                                                          NINE MONTHS ENDED
                                                               DECEMBER 31, 2001     DECEMBER 31, 2000
                                                               ------------------    ------------------
OPERATING ACTIVITIES
  Net loss                                                        $   (2,638,866)       $  (1,510,293)
     Adjustments to reconcile net loss to net cash
         used in operating activities:
       Compensation and other charges paid with common stock           1,164,720              221,804
       Provision for bad debt                                             84,456                   --
       Depreciation and amortization                                     681,797              341,376
       Loss on impairments and disposals                                 197,528                   --
       Accretion of debt discount, included in
         interest                                                        109,206                   --
       Changes in operating assets and
           liabilities
         Accounts receivable                                             (69,722)            (299,559)
         Inventories                                                       6,084             (186,894)
         Employee receivable/payable                                      27,643               61,698
         Other current and non-current assets                            (58,086)            (270,150)
         Accounts payable, accrued expenses and other
             liabilities                                                 (65,293)             473,947
         Unearned revenue                                                (41,016)            (125,000)
                                                               ------------------    ------------------
NET CASH USED IN OPERATING ACTIVITIES                                   (601,549)          (1,293,071)
                                                               ------------------    ------------------

INVESTING ACTIVITIES
   Proceeds from sale of SynCom assets                                   164,139                   --
   Acquisitions of business, net of $32,596 cash acquired
     in 2001                                                               2,569               15,337
   Purchases of equipment                                                (24,207)            (207,294)
                                                               ------------------    ------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                      137,363             (191,957)
                                                               ------------------    ------------------

FINANCING ACTIVITIES
   Proceeds from the sale of common stock                                     --              387,500
   Proceeds from notes payable                                             3,217              361,560
   Proceeds from issuance of convertible debentures                      878,000                   --
   Payments on notes payable                                            (376,724)                  --
                                                               ------------------    ------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                504,493              684,381
                                                               ------------------    ------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         45,4454             (800,647)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                              14,170              856,445
                                                                -----------------    ------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                           $      59,615         $     55,798
                                                               ==================    ==================

                             See accompanying notes.

                             AVIX TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

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

NOTE 2.  NAME CHANGE

On October 18, 2001, the Company, with the consent of a majority of its stockholders, approved the change of the Company's name from USA Digital, Inc. to AVIX Technologies, Inc. The change received the necessary state and federal approvals in December 2001.

NOTE 3.  GOING CONCERN AND MANAGEMENT'S PLANS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has incurred operating losses and has not generated sufficient cash flows to sustain operations since its inception, and currently has a significant working capital deficiency. In addition, the Company does not have sufficient funds to operate its business in its current form through December 31, 2002. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Management is taking actions to conserve the Company's existing cash flow from operations, while actively addressing possible funding sources. During the second and third quarters, the Company raised $123,000 and $755,000, respectively, from the sale of convertible debentures and common stock (See Note
5). Subsequent to December 31, 2001, the Company raised an additional $210,000 through the sale of 420,000 shares of common stock. Further, expansion and development of the Company's telecommunications network has been suspended, and administrative and network expenditures have been significantly curtailed. In addition, management has sold assets for cash during the nine months ended December 31, 2001 (See Note 4), and has placed other assets of the Company, including certain real property, for sale. Finally, in a further effort to preserve cash, management has entered into a plan to sell or dispose of non-performing subsidiaries within each of its identifiable industry segments. While management is aggressively pursuing additional funding sources, there can be no assurance that the Company will be able to obtain additional funding on acceptable terms. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might arise from the outcome of this uncertainty.

NOTE 4.  DISPOSALS AND IMPAIRMENTS

SYNCOM SALE OF ASSETS

Effective April 1, 2001, the Company sold the customer lists and trade name of SYNCOM Systems, Inc. (SYNCOM), but retained the corporation containing other operating assets and liabilities. SYNCOM was the Company's Internet Service Provider (ISP) division. Proceeds from the sale of the assets amounted to $164,139, which resulted in a loss to the Company of $332,328. The loss was recorded when first measurable, during the fourth quarter of the Company's fiscal year ended March 31, 2001. The sales agreement for the assets provided for a contingent purchase price based upon operating results of the sold customer lists. During the second fiscal quarter of the Company's year ending March 31, 2002, the Company received a final payment of $35,005, which is included as a credit amount in the caption loss on impairment and disposals.

                             AVIX TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001



DISPOSALS OF SUBSIDIARIES

Effective October 1, 2001, the Company commenced executing on an internally developed plan to sell or dispose of three non-performing subsidiaries:
International Business Telephone Systems, Inc. (IBTS), DSA Computers, Inc. (DSA) and the operations, assets and liabilities of SYNCOM, remaining after the aforementioned asset sales. In addition, the Company is currently seeking, through binding arbitration, the rescission of its purchase of another non-performing subsidiary, Telephone Engineering and Maintenance, Inc. (TEAM), and will otherwise dispose of or abandon the subsidiary. IBTS and TEAM operate in the Communications Services Segment and DSA and SYNCOM operate in the Information Services Segment. Upon execution of the disposal strategies, remaining operations will consist of Computer Advanced Technology Solutions, Inc. (CATS), which operates in the Information Services Segment and Communications Systems, Inc. (ComSys), which operates in the Communications Services Segment.

The disposals of IBTS, DSA and SYNCOM were accounted for as divestitures on the effective date of October 1, 2001. Accordingly, the accompanying condensed statements of operations reflect these companies' operations during the periods presented through that date only, plus any losses or realized gains on the impending sales or disposals. Losses on the disposal of subsidiaries of $337,493, included in the caption loss on impairment and disposals are attributable to IBTS and was recorded in September 2001, when first measurable. Gains on the disposals of subsidiaries of $197,675, which amount was deferred until realized on October 1, 2001, are attributable to SYNCOM and DSA. Except for certain asset impairment charges and reserves, discussed under asset sales and impairments, below, the accounting for the disposition of TEAM has been deferred, pending the outcome of the binding arbitration. However, management currently anticipates that no loss will result from the ultimate disposition of the binding arbitration, sale or abandonment of TEAM.

Revenues of IBTS, DSA and SYNCOM, included in the accompanying statement of operations for the nine months ended December 31, 2001 amount to $153,508, $450,388, and $70,551, respectively. Net (loss) or income from these subsidiaries for the nine months ended December 31, 2001, excluding losses or gains on disposals, amount to ($31,511), $38,400, and ($17,974), respectively.

ASSET SALES AND IMPAIRMENTS

TEAM: During the second fiscal quarter, management evaluated the carrying value of certain of TEAM's operating and long-lived assets and the classification of TEAM's liabilities, in light of the Company's strategy and plan to dispose of non-performing subsidiaries, including TEAM. As a result, the Company recorded an impairment charge of $64,214 related to long-lived tangible and intangible assets, included in the caption loss on impairment and disposals, and approximately $50,000 in reserves for bad debts, included in the caption network operating expenses. Since TEAM has no liabilities classified as long-term, no reclassifications or adjustments were considered necessary.

Corporate initiatives: The Company has placed certain real estate having a cost basis of approximately $260,000, used in both operating segments, for sale. The Company has also placed certain computer equipment having a cost basis of $130,000, previously used in the former SYNCOM operations for sale. Assets held for sale are carried at their historical costs, which are believed by management to be lower than fair market values, in current assets as of December 31, 2001. In addition, the Company settled a dispute with an equipment vendor during the second fiscal quarter. The settlement provided for (i) the return to the vendor of equipment that was never placed in service, having a cost basis of $130,000,
(ii) relief on a note payable amounting to $101,500 to the vendor for the equipment, and (iii) the payment to the Company of $360,000 in cash. The cash payment to the Company is included in the caption other income and the loss on the return of the equipment of $28,500 is included in the caption loss on impairment and disposals.

                             AVIX TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

NOTE 5.  ACQUISITION OF AVIX TELECOM SOLUTIONS, INC.

On October 15, 2001, the Company completed its purchase of all of the outstanding common stock of AVIX Telecom Solutions, Inc. (ATSI). ATIS is engaged in the development and marketing of carrier-class software solutions used in the communications industry. The purchase price for ATSI, including cash and securities, consisted of (i) $30,000 in cash delivered to the seller, (ii) 1,000,000 shares of common stock to the seller valued at $0.50 a share (using the closing market price on the date issued) and 500,000 shares of common stock to promoters and agents valued at $0.65 a share (using the closing market price on the date issued), (iii) face value $470,000 of notes payable to the seller,
(iv) options to purchase 100,000 shares of common stock to the seller and options to purchase 566,000 shares of common stock to promoters and agents, which in all instances have nominal fair values, and, (v) direct cash expenses of approximately $50,000. The terms of the acquisition agreement provide for contingent consideration of 3,000,000 shares of common stock to be held in escrow and options to purchase 300,000 shares of common stock for $1.00 a share, upon the achievement by ATSI of certain operating milestones. The seller possesses voting rights, but no other rights, to the escrowed shares prior to fulfillment of the operating contingencies.

The acquisition of ATSI was accounted for as a purchase business combination, where the purchase price of $1,375,000 was allocated to the assets acquired and liabilities assumed based upon their respective fair values. The allocation, which is preliminary as to the valuation of acquired software, resulted in no goodwill. Contingent consideration, if any, will be recorded as additional purchase price in the period that the securities are released. The operations of ATSI are consolidated with the Company commencing on October 1, 2001.

The purchase of ATSI was accounted for as of October 1, 2001 for convenience. Intervening activity to the date of closure was not material. Following is an unaudited condensed balance sheet of ATSI as of October 1, 2001, reflecting the issuance of securities and the preliminary purchase allocation:

                         ASSETS

    Cash (net of $32,569 cash acquired)                     $     2,569
    Software                                                  2,143,731
    Other equipment                                              71,158
                                                          --------------
                                                            $ 2,217,458
                                                          ==============

                 LIABILITIES AND EQUITY

    Discounted notes payable                                $   476,567
    Accounts payable and accrued liabilities                    445,891
    Notes payable to seller                                     470,000
    Common stock issued                                         825,000
                                                          --------------
                                                            $ 2,217,458
                                                          ==============

Software: The Company carries software acquired in connection with the ATSI acquisition at cost, less accumulated amortization. Amortization is provided on a straight-line basis over five years. Amortization expense and accumulated amortization of acquired software as of December 31, 2001 amounted to approximately $107,000.

Discounted Notes Payable: Discounted notes payable includes the discounted settlement notes payable further discussed in Note 6. Discounted notes payable and accounts payable and accrued liabilities also includes $376,724 and $63,276, respectively, related to discounted demand notes payable that were repaid upon closing the ATSI acquisition.

The following unaudited pro forma financial information includes the historical and pro forma effects of the acquisition of ATSI giving effect to the acquisition under the purchase method of accounting as if it had been consummated at the beginning of the respective periods. Unaudited pro forma financial information does not purport to be indicative of the actual results of operations that would have been achieved had the acquisition been consummated at the beginning of the respective periods.

                             AVIX TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


Unaudited Pro Forma Financial Information for the nine months ended December 31, 2001 and 2000, is as follows:


                                                           NINE MONTHS ENDED DECEMBER
                                                                      31,
                                                              2001           2000
                                                          -----------------------------

Consolidated revenues                                      $  2,130,166   $  3,760,858
                                                          =============================
Consolidated net loss applicable to common stockholders    $ (2,967,660)  $ (2,306,333)
                                                          =============================
Loss per common share, basic and diluted                   $      (0.23)  $      (0.20)
                                                          =============================
Weighted average common shares outstanding, basic and        12,989,831     11,372,813
    diluted                                               =============================

NOTE 6: NOTES PAYABLE

Notes payable consists of the following as of December 31, 2001 and March 31, 2001:

                                                          December 31,     March 31,
                                                              2001           2001
                                                          -----------------------------
    Convertible debentures (net of $438,027 discount at
      2001)                                                 $   774,973     $  335,000
    Notes payable to ATSI sellers                               470,000             --
    Settlement notes payable (net of $9,157 discount)            99,843             --
    Equipment notes                                               1,328             --
                                                          -------------- --------------
                                                            $ 1,346,144     $  335,000
                                                          ============== ==============

Convertible Debentures: During the nine months ended December 31, 2001, the Company issued $878,000 face value of convertible debentures, with terms of one year, plus 878,000 shares of common stock. Face value $123,000 of the debentures bear interest at 10% and face value $755,000 bear interest at 15%. In addition, these debentures are convertible into shares of common stock at a conversion rate of $1.00 a share. The proceeds of these securities sales were allocated between the debentures ($505,143) and common stock ($372,857) based upon their relative fair values. The allocation of the proceeds between the debt and stock resulted in an effective beneficial conversion option, as defined in Emerging Issues Task Force Opinion No. 98-5, as amended by No. 00-27, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (the "EITFs"). A beneficial conversion option occurs when the conversion rate is lower than the trading market price of the underlying security. Applying the EITFs, an "Effective" beneficial conversion option occurs when, using the discounted carrying value of the debt, the effective conversion rate is lower than the trading market price of the underlying common security. The beneficial conversion option was valued on the date of issuance at the difference between the then trading market value and the effective conversion rate, or $174,376. The beneficial conversion amount is accounted for as an increase to paid-in capital and a further discount to the debentures, which will be accreted through interest expense over the term of the debt. The resulting aggregate discount on the debentures will be accreted through interest expense over the term of the debt. During the nine months ended December 31, 2001, accretion of $109,206 was recorded.

Notes Payable to ATSI Sellers: In October 2001, the Company issued three notes payable aggregating $470,000 to the former owners of ATSI. The original terms of the notes provided for interest at 15% and repayments as follows: December 1, 2001--$200,000; January 1, 2002--$200,000; and, February 1, 2002--$70,000. The
notes are secured by approximately 67% of the ATSI common stock acquired by AVIX. The Company has been unable to make the required payments to the former ATSI shareholders under the terms of the Note. In order to preserve the intent of the Merger, the ATSI shareholders agreed to waive their rights to receive certain payments under the Note and to release the Pledged Shares to the Company in consideration for (i) revising certain of the terms of the Merger relating to contingent stock held in escrow pursuant to the Merger, (ii) receiving fully vested stock options in lieu of performance based stock options granted pursuant to the Merger; and (iii) converting certain amounts payable under the Note to shares of the Company's common stock. The parties to the Merger and the Note have agreed to execute the necessary documents to affirm the aforementioned agreement during the first quarter of 2002. However, as of the date of this filing, such agreements have not been executed. Any changes arising in the accounting for the ATSI acquisition will be recorded based upon the terms of the amended arrangement and in the period that such amendment is finalized.

                             AVIX TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


Settlement Notes Payable: During March 2001, ATSI settled disputes with two former employees who had alleged that they were each entitled to one-third each of the voting equity in ATSI, prior to acquisition by AVIX. The settlement reached with these employees by the former management of ATSI provided for the issuance to the former employees of notes payable with an aggregate face value of $109,000. The notes accrue interest at prime plus three points after December 31, 2001 (non-interest bearing through that date), and are payable on June 30, 2002. The notes were recorded at their net present value, amounting to $99,843. The discount results in an effective interest rate of eighteen-percent, and is being amortized over the remaining term of the notes.

NOTE 7. STOCKHOLDERS' EQUITY

During the quarter ended December 31, 2001, the Company issued 1,833,000 shares of common stock for services. The expense of $1,164,720 was calculated using the closing market price on the dates shares were issued. Subsequent to December 31, 2001, the Company sold 420,000 shares of common stock, for aggregate cash of $210,000.

NOTE 8.  SEGMENT INFORMATION

The Company operates in three identifiable industry segments: the Integrated Communications Segment (Communications Services), the Information Integration Services Segment (Information Services) and the Software Services Segment (Software Services). Products and services in the Communications Services Segment include telecommunications system integration services and enhanced data services, principally to business and government customers; in the Information Services Segment, consulting, network architecture design and computer equipment sales, principally to business and government customers; in the Software Services Segment, software that generally became available to customers on January 1, 2002, principally to telecommunications carriers.

The tables below summarize the Company's segment information for the three and nine months ended December 31, 2001 and 2000:

                                                       THREE MONTHS ENDED DECEMBER 31, 2001
                                                       ------------------------------------
                                      Communications   Information          Software
                                         Services        Services           Services         Consolidated
                                      --------------- ---------------    ---------------    ---------------
Consolidated revenues                    $   228,492      $  119,296            $    --       $    347,788
                                      =============== ===============    ===============    ===============
Net income (loss)                        $     5,905      $   (1,899)      $ (1,642,406)      $ (1,638,400)
                                      =============== ===============    ===============    ===============
Consolidated total assets                $ 1,150,006      $  129,318       $  2,710,922       $  3,990,246
                                      =============== ===============    ===============    ===============

                                                     THREE MONTHS ENDED DECEMBER 31, 2000
                                                     ------------------------------------
                                      Communications   Information          Software
                                         Services        Services           Services         Consolidated
                                      --------------- ---------------    ---------------    ---------------
Consolidated revenues                   $   639,183      $   420,079           $    --       $   1,059,262
                                      =============== ===============    ===============    ===============
Net loss                                $  (618,059)     $   (48,860)          $    --       $     666,919
                                      =============== ===============    ===============    ===============
Consolidated total assets               $ 3,546,451      $   344,823           $    --       $   3,891,274
                                      =============== ===============    ===============    ===============

                                                      NINE MONTHS ENDED DECEMBER 31, 2001
                                                      -----------------------------------
                                      Communications   Information          Software
                                         Services        Services           Services         Consolidated
                                      --------------- ---------------    ---------------    ---------------
Consolidated revenues                   $  1,039,918      $  930,148      $        --        $  1,970,066
                                      =============== ===============    ===============    ===============
 Net income (loss)                      $ (1,090,306)     $   93,844      $ (1,642,406)      $ (2,638,866)
                                      =============== ===============    ===============    ===============
 Consolidated total assets              $  1,150,006      $  129,318      $  2,710,922       $  3,990,246
                                      =============== ===============    ===============    ===============

                                                      NINE MONTHS ENDED DECEMBER 31, 2000
                                                      -----------------------------------
                                      Communications   Information          Software
                                         Services        Services           Services         Consolidated
                                      --------------- ---------------    ---------------    ---------------
 Consolidated revenues                 $  2,317,801     $  1,443,057           $    --       $  3,760,858
                                      =============== ===============    ===============    ===============
Net loss                               $ (1,507,298)    $     (2,995)          $    --       $ (1,510,293)
                                      =============== ===============    ===============    ===============
Consolidated total assets              $  3,546,451     $    344,823           $    --       $  3,891,274
                                      =============== ===============    ===============    ===============

                             AVIX TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


NOTE 9. LITIGATION

The Company became a defendant in a lawsuit, filed on January 17, 2002, by PalomaNet International, Inc. (PalomaNet), which is pending under Case No. 02-470 in the 298th Judicial District Court of Dallas County, Texas. PalomaNet is the sole plaintiff and the defendants include the Company, the former principal shareholder of ATSI, ATSI, USA Digital Acquisition, Inc., and certain other companies owned by the former ATSI shareholders. PalomaNet is seeking a constructive trust, injunctive relief and unspecified damages alleging that it obtained exclusive rights pursuant to a letter of intent and other unspecified verbal agreements to enter into a business combination with ATSI and acquire ATSI's primary asset which is a patent pending software system of call control. Management of the Company considers the claims of Palomanet to be without merit and has engaged Texas-based counsel to aggressively defend the lawsuit. Management does not believe that this matter will result in an unfavorable outcome to the Company.

NOTE 10. ACCOUNTING STANDARD

Financial Accounting Standards Board Opinion No. 142 Goodwill and Other Intangible Assets will become effective beginning in the first quarter of the Company's fiscal year ending March 31, 2003. The new standard will require the Company to reevaluate all intangible assets and, where appropriate, recharacterize as goodwill certain identifiable intangible assets that can no longer be separately classified under the new standard. Subsequently, goodwill amortization will be suspended. The Company will perform the reevaluation and reclassification of identifiable intangible assets in the first quarter of the fiscal year ending March 31, 2003. Preliminarily, management believes certain of its intangible assets, such as workforces acquired in business combinations, will require reclassifications. However, the effects on future financial statements for these changes and the effects of non-amortization of goodwill have not yet been determined.

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

OVERVIEW OF THE COMPANY'S PLAN OF OPERATION

Management of the Company has recognized that the economic conditions facing the communications sector, combined with the financial condition of the Company, required the immediate reevaluation of the Company business model. Earlier in the fiscal year, the Company began looking for strategic partners and/or acquisition candidates that would provide new direction and contribute profitable operations. To that end, on September 19, 2001, the Company entered into a definitive agreement to acquire Avix Telecom Solutions, Inc. ("ATSI").

On October 15, 2001, the Company, through USA Digital Acquisition, Inc., a newly formed, wholly owned subsidiary, effected a business combination and merger (the "Merger") of Avix Telecom Solutions, Inc., a Florida corporation and ATSI's related companies, Morgan Technologies, Inc. ("MTI"), a Florida corporation and Universal Cash Management, Inc. ("UCM"), a Nevada corporation (the "Related Companies".) Joseph Morgan ("Morgan") was the majority shareholder of ATSI and wholly owned the Related Companies. ATSI recently completed the development of its AVIX(TM) technology, a patent pending software application. The technology is now in the process of being incorporated into a subscription based service that the Company plans to sell to Competitive Local Exchange Carriers ("CLECs".) The AVIX service is intended to provide CLECs the ability to determine to what extent (based on various pre-determined criteria) their end user customers will be permitted or denied telephony services. MTI provided consulting services to CLECs and UCM developed a proprietary cash management system.

Under the terms of the Merger, the Company became obligated to pay Morgan and other ATSI shareholders a promissory note (the "Note".) Under the terms of the Note, the Company pledged a portion of the shares of USA Digital Acquisition, Inc. (the "Pledged Shares") to Morgan and the other ATSI shareholders. As of December 31, 2001, the Company was unable to satisfy some of its obligations to Morgan and the other ATSI shareholders under the terms of the Note. In order to preserve the intent of the Merger, Morgan and the other ATSI shareholders agreed to waive their rights to receive certain payments under the Note and to release the Pledged Shares to the Company in consideration for (i) revising certain of the terms of the Merger relating to contingent stock held in escrow pursuant to the Merger, (ii) receiving fully vested stock options ion lieu of performance based stock options granted pursuant to the Merger; and (iii) converting certain amounts payable under the Note to shares of the Company's common stock. The parties to the Merger and the Note have agreed to execute the necessary documents to affirm the aforementioned agreement during the first quarter of 2002.

On October 18, 2001, the Company, with the consent of the majority of its stockholders, approved the change of the company's name from USA Digital, Inc. to AVIX Technologies, Inc. ("AVIX".) The change received the necessary state and federal approvals in December 2001.

On December 20, 2001, Peter J. Lyons and Donald E. Darden resigned from the Company's board of directors. On December 21, 2001, (a) Jeffrey C. Taylor was appointed to the board to fill the vacancy created by Mr. Lyons' resignation;
(b) Steven J. Shindler was appointed to the board to fill the vacancy created by the resignation of Mr. Darden; (c) Mr. Taylor was appointed Chief Executive Officer; (d) Mr. Shindler was appointed Chief Operating Officer; and (e) Mr. Joseph L. Morgan was appointed President. On December 21, 2001, Mark D. Cobb resigned as an officer and director of the Company, effective December 31, 2001.

Avix Technologies, Inc. ("AVIX") is a technology solutions provider for the communications industry that utilizes proprietary patent pending software technology. The acquisition of ATSI brings a portfolio of intellectual property to include patents applied for in the wire-line and wireless industries. With the acquisition of ATSI, the Company will be re-directing its resources to focus on the implementation of the ATSI business plan and deployment of the ATSI technology.

Recognizing how difficult it would be for the Company's interconnect subsidiaries to achieve successful operations, in context of unfavorable industry factors and the Company's financial condition; (a) the Company sold its interest in and to International Business Telephone Systems, Inc. ("IBTS") and DSA Computers, Inc. ("DSA"); and (b) disposed of SYNCOM, Inc. ("SYNCOM"). All three companies were wholly owned subsidiaries of the Company. In addition, the Company sought binding arbitration to effect the rescission of its purchase of Telephone Engineering and Maintenance, Inc. (TEAM), and has otherwise determined that it will dispose or abandon TEAM as soon as practical. IBTS and TEAM operated in the Communications Services Segment and DSA and SYNCOM operated in the Information Services Segment.

The Company continues to derive all of its revenue from telecommunications and computer equipment sales and service through Communications Systems, Inc. (ComSys) and Computer Advanced Technology Solutions, Inc. ("CATS"). These two wholly owned subsidiaries perform only marginally. In an effort to focus resources in connection with pursuing the opportunity afforded by AVIX technology, the Company has plans to divest both CATS and ComSys as soon as possible.

The Company initially had as its plan of operation, leveraging its current operations with the deployment of a highly integrated, facility-based convergent communications company that would address the rapidly expanding communication demands of small to medium size businesses. However, the Company has incurred operating losses and has not generated sufficient cash flows to sustain these operations or execute on this plan, and currently has a significant working capital deficiency. That is why the Company has adopted the AVIX business plan and strategy. The Company currently does not have sufficient funds to operate its business in its current form through December 31, 2002. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

RESULTS OF OPERATIONS: QUARTERLY PERIOD ENDED DECEMBER 31, 2001 COMPARED TO QUARTERLY PERIOD ENDED DECEMBER 31, 2000

Revenues decreased to $347,788 for the three months ended December 31, 2001 from $1,059,262 for the same period of the prior year. A decrease of $410,691 occurred in the Company's Communications Services Segment as a result of (i) the completion in 2000 of a significant single-customer project that contributed approximately $389,000 in revenue to that period, (ii) the elimination of SYNCOM and IBTS revenues following the disposals effective October 1, 2001, and (iii) the economic downturn. Information Services Segment revenue decreased by approximately $300,783 over the comparable period of the prior year principally due to the disposal of DSA, effective October 1, 2001. The Company did not derive any revenues in the quarterly period from its newly created Software Services Segment because the product did had not been made available to customers until after the close of the quarter.

Cost of sales and direct wages decreased to $175,489 for three months ended December 31, 2001 from $682,180 for the same period of the prior year. These costs as a percentage of revenues decreased from 64.4% in 2000 to 50.5% in 2001. The decrease in the cost as a percentage of sales is a result of the lower mix of higher margin Communications Services Segment revenues in 2000 compared to 2001.

Operating expenses and salaries expense increased to $561,144 and $1,053,256, respectively, for the three months ended December 31, 2001 from $511,747 and $341,179 respectively, for the same period of the prior year. Amounts in 2001 include $266,320 and $780,000, respectively related to the issuance of common stock for services. Excluding these non-cash charges, operating expenses and salaries decreased $216,923 and $67,923 reflecting management's overall cost reduction programs.

Loss on impairments and disposals relates to management's internal plan to sell or dispose of three non-performing subsidiaries: International Business Telephone Systems, Inc. (IBTS), DSA Computers, Inc. (DSA) and SYNCOM, Inc. (SYNCOM). In addition, the Company is currently seeking rescission of its purchase of Telephone Engineering and Maintenance, Inc. (TEAM), and will otherwise dispose of the subsidiary. IBTS and TEAM operated in the Communications Services Segment and DSA and SYNCOM operated in the Information Services Segment. The total credit recorded in the third quarter relates to the gain on disposal of IBTS and SYNCOM which amounts were deferred at the end of the second quarter until realized effective October 1, 2001.

Depreciation and amortization increased to $181,717 for the three months ended December 31, 2001 from $143,488 for the same period of the prior year. The increase is attributable to reductions in long-lived assets during the fourth quarter of fiscal year ended March 31, 2001 from the write-off of impaired goodwill of approximately $285,000 and the sale of SYNCOM intangible assets of approximately $469,000 and the discontinuance of depreciation of SYNCOM assets no longer in service offset by amortization expense on the newly acquired ATSI long-lived assets. In connection with the aforementioned internal plan to dispose of under-performing subsidiaries and sell assets, fixed assets with a carrying value of approximately $391,000 have been taken out of service and are held for sale, approximately $130,000 of equipment has been returned to the vendor, and approximately $450,000 of intangible assets are subject to divestiture. These reductions in tangible and intangible assets will have the future effects of significantly decreasing depreciation and amortization.

Interest expense increased to $237,034 for the three months ended December 31, 2001 from $47,587 for the same period of the prior year. The increase is a result of the issuance of $878,000 face value of convertible debentures having coupon rates between 10% and 15%. In addition to the coupon interest, the Company issued 878,000 shares of common stock to the debenture holders.

The proceeds were allocated between the debentures and the common stock based upon their relative fair values. The resulting discount to the debentures is being accreted through interest expense over the term of the debentures. In addition to the allocation of proceeds to the common stock, the Company further discounted the debentures by allocating proceeds to certain beneficial conversion features. The non-cash amortization of these discounts amounted to $109,206 for the current quarter. In addition, amortization of deferred finance costs, amounting to $82,790, that arose in connection with debentures issued in fiscal 2001 is included in interest expense. As a result of the issuance of the discounted debentures, interest expense will be significantly higher in periods these securities are outstanding.

As a result of the conditions discussed in the preceding paragraphs, the Company incurred a net loss attributable to common stockholders of $(1,638,400) or $0.12 per common share, for the quarter ended December 31, 2001, as compared to a loss attributable to common stockholders of $(670,377) or $0.07 per share for the quarter ended December 31, 2000.

RESULTS OF OPERATIONS: NINE MONTH PERIOD ENDED DECEMBER 31, 2001 COMPARED TO THE NINE MONTH PERIOD ENDED DECEMBER 31, 2000

Revenues decreased to $1,970,066 for the nine months ended December 31, 2001 from $3,760,858 for the same period of the prior year. A decrease of $1,277,883 occurred in the Company's Communications Services Segment as a result of (i) the completion in 2000 of a significant single-customer project that contributed approximately $398,000 in 2000 revenue, (ii) the elimination of SYNCOM, DSA and IBTS revenues following the disposals effective October 1, 2001, and (iii) the economic downturn. Information Services Segment revenue decreased by approximately $512,909 over the comparable period of the prior year.

Cost of sales and direct wages decreased to $1,052,722 for the nine months ended December 31, 2001 from $2,237,826 for the same period of the prior year. These costs as a percentage of revenues decreased from 59.5% in 2000 to 53.4% in 2001. Both decreases are a result generally of increased efficiencies through experience in implementations and aggressive cost cutting.

Operating expenses decreased to $1,257,892 and salaries expense increased to $1,662,928, respectively, for the nine months ended December 31, 2001 from $1,471,076 and 1,177,775, respectively, for the same period of the prior year. Amounts in 2001 include $266,320 and $780,000, respectively related to the issuance of common stock for services. Excluding these non-cash charges, operating expenses and salaries decreased $479,504and $294,847 reflecting management's overall cost reduction programs.

Loss on impairment and disposals of $197,527 relates to management's internal plan to sell or dispose of three non-performing subsidiaries: International Business Telephone Systems, Inc. (IBTS), DSA Computers, Inc. (DSA) and SYNCOM, Inc. (SYNCOM). In addition, the Company is currently seeking the rescission of its purchase of Telephone Engineering and Maintenance, Inc. (TEAM), and will otherwise dispose of the subsidiary. IBTS and TEAM operated in the Communications Services Segment and DSA and SYNCOM operated in the Information Services Segment. See Note 4 to the financial statements for the components of this net charge.

Depreciation and amortization decreased to $308,835 for the nine months ended December 31, 2001 from $341,376 for the same period of the prior year. The decrease is attributable to reductions in long-lived assets during the fourth quarter of fiscal year ended March 31, 2001 from the write-off of impaired goodwill of approximately $285,000 and the sale of SYNCOM intangible assets of approximately $469,000 and the discontinuance of depreciation of SYNCOM assets no longer in service, offset by the additional amortization and depreciation from the assets acquired from ATSI.

In connection with the aforementioned internal plan to dispose of under-performing subsidiaries and sell assets, fixed assets with a carrying value of approximately $391,000 have been taken out of service and are held for sale, approximately $130,000 of equipment has been returned to the vendor, and approximately $450,000 of intangible assets are subject to divestiture.

These reductions in tangible and intangible assets will have the future effects of significantly decreasing depreciation and amortization. However, the Company purchased AVIX on October 15, 2001 for an estimated purchase price, a significant amount of which will be allocated to amortizable software cost. Although the allocation is not complete, the allocation to software will result in an increase in future amortization expense.

Interest expense increased to $515,749 for the nine months ended December 31, 2001 from interest income of $43,098 for the same period of the prior year. The increase is a result of the issuance of $878,000 face value of convertible debentures having coupon rates between 10% and 15%. In addition to the coupon interest, the Company issued 878,000 shares of common stock to the debenture holders. The proceeds were allocated between the debentures and the common stock based upon their relative fair values. The resulting discount to the debentures is being accreted through interest expense over the term of the debentures. In addition to the allocation of proceeds to the common stock, the Company further discounted the debentures by allocating proceeds to certain beneficial conversion features. The non-cash amortization of these discounts amounted to $109,206 for the current quarter. In addition, amortization of deferred finance costs, amounting to $340,462, that arose in connection with debentures issued in fiscal 2001 is included in interest expense. As a result of the issuance of the discounted debentures, interest expense will be significantly higher in periods these securities are outstanding.

Other income of $(386,721) principally relates to a cash receipt of $360,000 related to the settlement of a dispute with an equipment vendor.

As a result of the conditions discussed in the preceding paragraphs, the Company incurred a net loss attributable to common stockholders of $(2,649,240) or $0.21 per share, for the nine months ended December 31, 2001, as compared to a loss of $(1,524,390) or $0.15 per share for the nine months ended December 31,2000.

Financial Accounting Standards Board Opinion No. 142 Goodwill and Other Intangible Assets will become effective beginning in the first quarter of the Company's fiscal year ending March 31, 2003. The new standard will require the Company to reevaluate all intangible assets and, where appropriate, recharacterize as goodwill certain identifiable intangible assets that can no longer be separately classified under the new standard. Subsequently, goodwill amortization will be suspended. The Company will perform the reevaluation and reclassification of identifiable intangible assets in the first quarter of the fiscal year ending March 31, 2003. Preliminarily, management believes certain of its intangible assets, such as workforces acquired in business combinations, will require reclassifications. However, the effects on future financial statements for these changes and the effects of non-amortization of goodwill have not yet been determined.

LIQUIDITY AND FINANCIAL CONDITION AT DECEMBER 31, 2001 COMPARED
TO MARCH 31, 2001

The Company continues to experience negative operating cash flows. Cash used in operating activities for the nine months ended December 31, 2001 amounted to approximately $601,549, compared to approximately $1,293,071 used in operating activities for the same period of the prior year. The current year operating cash flow deficiencies are net of certain significant non-cash charges, including $84,456 of bad debt expense, $1,164,720 of compensation and services paid for with common stock, and $197,528 of losses on impairments and disposals that result from management's strategy to dispose of non-performing subsidiaries.

Cash provided from investing activities for the nine months ended December 31, 2001 amounted to $137,363, compared to cash used, principally to acquire equipment, in the same period of the prior year of $191,957. Cash of $164,139 was received from the sale of certain assets of SYNCOM, effective April 1, 2001.

The Company currently has approximately $390,000 of additional assets that, when sold, will be reflected as cash from investment activities. These assets are carried at the Company's carrying cost, which management believes is lower than market. On October 15, 2001, the Company completed the purchase of the assets and the assumption of the liabilities of ATSI. ATSI is engaged in the development and marketing of carrier-class software solutions used in the communications industry.

The ATSI purchase price was paid in cash and securities and amounted to $1,375,000. Additional contingent consideration of 3,000,000 shares of common stock and 300,000 stock options will be recorded as additional purchase price when such conditions are met.

Cash provided from financing activities for the nine months ended December 31, 2001 amounted to $504,493, compared to cash received from the sale of common stock and debentures in the same period of the prior year of $684,381. During the nine months ended December 31, 2001, the Company issued $878,000 face value of convertible debentures, plus 878,000 shares of common stock for aggregate cash of $878,000. The debentures are convertible into shares of common stock at a conversion rate of $1.00 a share. In addition, the Company repaid $376,724 of notes payable acquired in the ATSI acquisition.

Total assets increased $731,880 from March 31, 2001 to $ 3,990,246 at December 31, 2001. The increase is primarily attributable to the purchase of ATSI, which contributed $2,217,458 of assets upon its acquisition, offset by the Company's divestiture of the assets and burden of certain non-performing subsidiaries.

Total liabilities increased $893,793 from March 31, 2001 to $2,600,667 at December 31, 2001. This increase is attributable, (i) the ATSI acquisition that resulted in the issuance of $470,000 in seller financed notes payable and $922,458 (of which $376,724 was paid before December 31, 2001), (ii) the sale of face value $878,000 of convertible debentures that have a discounted carrying amount of $774,973 as of December 31, 2001, offset by (iii) the settlement of $101,000 of notes payable in connection with a equipment vendor dispute for the return of the equipment and (iv) the liabilities of SYNCOM, IBTS, and DSA that were disposed of in connection with management's overall plans to dispose of non-performing operations. It should be noted that the aforementioned discounted convertible debentures, carried at the discounted amount of $439,973 on December 31, 2001 will accrete up to their respective face value of $878,000 over their respective terms, thus increasing total liabilities. Holders of all convertible debentures, amounting to $774,973, have the option to convert their debentures into common stock at any time during the term.

The accompanying quarterly financial statements have been prepared assuming that the Company will continue as a going concern. However, as discussed herein, the Company has incurred operating losses and has not generated sufficient cash flows to sustain operations since its inception, and currently has a significant working capital deficiency. In addition, the Company does not have sufficient funds to operate its business in its current form through December 31, 2002. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Management is taking actions to conserve the Company's existing cash flow from operations, while actively addressing possible funding sources. During the second and third quarters, the Company raised $123,000 and $755,000, respectively, from the sale of convertible debentures and common stock (See Note
5). Subsequent to December 31, 2001, the Company raised an additional $210,000 through the sale of 420,000 shares of common stock. Further, expansion and development of the Company's telecommunications network has been suspended, and administrative and network expenditures have been significantly curtailed. In addition, management has sold assets for cash during the nine months ended December 31, 2001 (See Note 4), and has placed other assets of the Company, including certain real property, for sale. Finally, in a further effort to preserve cash, management has entered into a plan to sell or dispose of non-performing subsidiaries within each of its identifiable industry segments. While management is aggressively pursuing additional funding sources, there can be no assurance that the Company will be able to obtain additional funding on acceptable terms. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might arise from the outcome of this uncertainty.

The Company is currently pursuing many avenues to attract debt and/or equity financing. Subsequent to December 31, 2001, the Company issued an additional 420,000 shares of common stock for cash of $210,000. However, due to the volatility of the capital markets, there can be no assurance that the Company will be successful in these endeavors. Without an infusion of working capital, the Company will not be able to implement the current business plan and may be unable to continue.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is a defendant in a lawsuit filed on January 17, 2002, by PalomaNet International, Inc., which is pending under Cause No. 02-470 in the 298th Judicial District Court of Dallas County, Texas. PalomaNet is the sole plaintiff and the defendants include Joseph L. Moran, The Company, USA Digital Acquisition, Inc., ATSI, MTI and UCMI. PalomaNet is seeking a constructive trust, injunctive relief and unspecified damages alleging that it obtained exclusive rights pursuant to a letter of intent and other unspecified verbal agreements to enter into a business combination with the Company and acquire the Company's primary asset which is a patent pending technology system of call control. The Company considers the claims to be without merit and intends to aggressively defend the lawsuit.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           On October 18, 2001, a majority (9,450,490) of the shareholders executed A Unanimous Written Consent of the Stockholders approving the name change Of the Company.

ITEM 5.  OTHER INFORMATION
         A. Schedule 14C, Pursuant to Section 14 (c) was filed with the Commission on December 14, 2001.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         A. Exhibits
            None
         B. Reports on Form 8-K
            Report on Form 8-K with respect to Item 2, Acquisition or Disposition of Assets was filed with the Commission on October 2, 2001.

            Report on Form 8-KA with respect to Item 2,Acquisition or Disposition of Assets was filed with the Commission on December 28, 2001.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVIX TECHNOLOGIES, INC.

By:      /s/ Jeffrey C. Taylor
         ---------------------------------------------
         Jeffrey C. Taylor, Chief Executive Officer and
         a Director (principal executive officer)

         /s/ Steven J. Shindler
         ---------------------------------------------
         Steven J. Shindler, Chief Operating Officer
         and a Director (Principal accounting officer)

Date: February 19, 2002