Form 10QSB
period 2002-06-30
AVIX TECHNOLOGIES INC
filed 2002-09-24
CIK 1094563

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549

                                  FORM 10-QSB

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended June 30, 2002

                        Commission File No.:  000-27375

                            AVIX TECHNOLOGIES, INC.
                (Name of small business issuer in its charter)

            NEVADA                                           59-3560920
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

                      137 ROBERTSON ST., BRANDON FL 33511
                      P.O. BOX 764, BRANDON FL 33509-0764
                    (Address of Principal Executive Offices)
                                (727) 460-7337
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
common equity, as of the latest practicable date. Avix  Technologies,  Inc. had
20,904,601      shares     outstanding     as     of     June     30,     2002.

      Transitional Small Business Disclosure Format (check one):  Yes     No X
                                                                     ---    ---

                               TABLE OF CONTENTS

                                                                           PAGE

PART I.  Financial Information
      Item 1.  Financial Statements                                          3
      Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                          15

PART II.
      Item 1.  Legal Proceedings                                            16
      Item 2.  Changes in Securities and Use of Proceeds                    16
      Item 3.  Defaults Upon Senior Securities                              16
      Item 4.  Submission of Matters to a Vote of Security Holders          16
      Item 5.  Other Information                                            16
      Item 6.  Exhibits and Reports on Form 8-K                             16

                            BALANCE SHEET 06-30-02

       AVIX TECHNOLOGIES, INC                     UN-REVIEWED BY CPA

       UNAUDITED BALANCE SHEET
                                                     JUNE 30, 2002
        (INTERNALLY PREPARED)
                                          DEBIT          CREDIT        BALANCE

               ASSETS
Cash:Business Checking                      3,500.00
Fixed Assets                              161,240.39
Accumulated Depreciation                                 143,931.97
Deposits                                   28,845.73
Deposits:Patton Boggs                      20,000.00
Intangibles:IT development plan            28,125.00
Accum Amort - Avix Software                               12,004.94
Intangibles:Avix Software                 240,098.76
Goodwill                                3,403,632.24
Intangibles:Domain Name                    12,125.00
Accum Amort - Domain name                                 12,125.00
TOTAL ASSETS                            3,897,567.12     168,061.91  3,729,505.21

        LIABILITIES & EQUITY
Accounts Payable                                         781,489.88
A/P:Telcordia                                              8,260.54
A/P:Kilpatrick & Stockton                                126,002.94
A/P:Ganther & Fee                                          6,152.02
A/P:Blumenfield & Cohen                                    8,091.70
A/P:Alston & Bird                                         16,672.77
Convertible Debentures                                   551,000.00
Accrued interest                                          37,225.99
Notes Payable:Trest                                       44,883.56
Notes Payable:Doyle                                       54,959.44
Contingent Liabilities:Pete Lyons                          5,000.00
Preferred stock:Preferred - par value                         50.00
Preferred stock:Preferred - APIC                         196,491.26
Common Stock:Common stock - par                           20,588.00
Common Stock:Common Stock - APIC                      12,225,276.23
Retained Earnings                       9,860,962.11
Accretion of Preferred Stock               13,832.00
Net Loss 06/30/02                         477,845.01
TOTAL LIABILITIES & EQUITY             18,147,773.36  14,418,268.15  3,729,505.21

                            TRIAL BALANCE 06-30-02

 AVIX TECHNOLOGIES, INC          JUNE 30, 2002             3/31  PRE-AUDIT ADJ     6/30/02 PRE-REVIEW ADJ       ADJ TRIAL BAL 6-30
UNAUDITED TRIAL BALANCE      DEBIT          CREDIT         DEBIT        CREDIT        DEBIT      CREDIT        DEBIT          CREDIT     NOTES

Cash and cash                    250.00                                     250.00                                      -
equivalents:Petty cash
Cash                                          1,649.79                                1,649.79                                         -   1
Cash: Business Checking                          99.06                                3,599.06                   3,500.00                  2
Assets held for sale         390,963.01                                 390,963.01                                      -
Inventory Asset                                  20.00                                   20.00                                         -   3
Avix Advances                                 2,500.00                                2,500.00                                         -   4
Prepaid Expenses              40,018.92                                  40,018.92                                      -
Due from unrelated                           18,834.46                    1,165.54   20,000.00                                             5
parties
Fixed Assets                 161,240.39                                                                        161,240.39
Accumulated Depreciation                    143,931.97                                                                        143,931.97   6
Deposits                      28,845.73                                                                         28,845.73
Deposits:Patton Boggs         20,000.00                                                                         20,000.00
Intangibles:IT                28,125.00                                                                         28,125.00
development plan
Intangibles:Accum Amort                     364,374.00    352,369.06                                                           12,004.94   7
- Avix Software
Intangibles:Avix           3,643,731.00                               3,403,632.24                             240,098.76
Software
Goodwill                                                3,403,632.24                                         3,403,632.24                  8
Intangibles:Domain Name       12,125.00                                                                         12,125.00
Intangibles:Accum Amort                      12,125.00                                                                         12,125.00
- Domain name
Accounts Payable                          1,073,213.10    136,500.00                155,223.22                                781,489.88   9
Payroll Liabilities          168,487.44                                  45,000.00              123,487.44              -                 10
A/P:Unknown vendor                            1,551.88      1,551.88
A/P:Telcordia                                 8,260.54                                                                          8,260.54
A/P:Kilpatrick &                            126,002.94                                                                        126,002.94
Stockton
A/P:Ganther & Fee                             6,152.02                                                                          6,152.02
A/P:Blumenfield & Cohen                       8,091.70                                                                          8,091.70
A/P:Alston & Bird                            16,672.77                                                                         16,672.77
Employee payable                             11,945.09     11,945.09                                                                   -
Deferred Revenue                             25,000.00     25,000.00                                                                   -
Convertible Debentures                       25,000.00                               25,000.00                                         -  11
Convertible Debentures                      527,000.00                   27,000.00    3,000.00                                551,000.00  11
Convertible                  147,851.40                                 147,851.40                                                     -

Debentures:Discount
Convertible                                  37,225.99                                                                         37,225.99
Debentures:Accrued
interest
Notes Payable -                              44,883.56                                                                         44,883.56
other:Trest
Notes Payable -                              54,959.44                                                                         54,959.44
other:Doyle
Contingent                                    5,000.00                                                                          5,000.00
Liabilities:Pete Lyons
Contingent                                    1,000.00                                1,000.00                                         -  11
Liabilities:Convertible
Debenture
Preferred                                        50.00                                                                             50.00
stock:Preferred - par
value
Preferred                                   196,491.26                                                                        196,491.26
stock:Preferred - APIC
Common Stock:Common                          20,588.00                                                                         20,588.00
stock - par
Common Stock:Common                      12,225,276.23                                                                     12,225,276.23
Stock - APIC
Retained Earnings          9,860,962.11                                                                      9,860,962.11
Accretion of Preferred        13,832.00                                                                         13,832.00
Stock
Clean - up Account            76,181.92                   432,251.90    352,369.06              211,992.07                     55,927.31  12
Clean - up Account:Avix          898.62                                                                            898.62
Clean - up Account:Mark          750.00                                                                            750.00
Cobb
Clean - up Account:AMEX        5,769.78                                                                          5,769.78
Clean - up Account:Visa       12,987.76                                                                         12,987.76
Travel and Entertainment         214.25                                                                            214.25
Salaries and Wages               400.00                                                                            400.00
Salaries and                  71,773.19                    45,000.00                123,487.44                 240,260.63                 13
Wages:suspense
Salaries and                   1,654.65                                                                          1,654.65
Wages:Payroll Taxes
Health Insurance                 153.54                                                                            153.54
Executive housing              4,017.52                                                                          4,017.52
Corporate - Travel and         2,163.03                                                                          2,163.03
Ent
Office Rent                   11,765.70                                                                         11,765.70
Equipment Lease                  439.84                                                                            439.84
Office Expenses                2,700.00                                                                          2,700.00
Telephone                      9,318.74                                                                          9,318.74

Utilities                     13,362.23                                                                         13,362.23
Internet access                  458.90                                                                            458.90
Office/Computer Supplies          75.00                                                                             75.00
Miscellaneous                    539.54                                                                            539.54
Business Insurance             1,894.35                                                                          1,894.35
Bank Charges                     794.62                                                                            794.62
License and Franchise            450.00                                                                            450.00
Tax
Taxes Other Than Federal         898.62                                                                            898.62
Income
Accounting                     6,805.00                                                                          6,805.00
Legal Fees Combined          176,936.18                                                                        176,936.18
Legal Fees                    38,091.70                                                                         38,091.70
Amortization Expense
Interest Income                                  10.40                                                                             10.40
Sweep Account interest                           17.48                                                                             17.48
income
         TOTAL            14,957,926.68  14,957,926.68  4,408,250.17  4,408,250.17  335,479.51  335,479.51  14,306,161.43  14,306,161.43

                             INCOME STMT 06-30-02

     AVIX TECHNOLOGIES, INC               UN-REVIEWED BY CPA
        INCOME STATEMENT                 4/1/2002 - 6/30/2002
     (INTERNALLY PREPARED)          DEBIT      CREDIT       TOTAL

REVENUES                                                        $0.00

EXPENSES
Clean - up Account                            55,927.31
Clean - up Account:Avix               898.62
Clean - up Account:Mark Cobb          750.00
Clean - up Account:AMEX             5,769.78
Clean - up Account:Visa            12,987.76
Travel and Entertainment              214.25
Salaries and Wages                    400.00
Salaries and Wages:suspense       240,260.63
Salaries and Wages:Payroll Taxes    1,654.65
Health Insurance                      153.54
Executive housing                   4,017.52
Corporate - Travel and Ent          2,163.03
Office Rent                        11,765.70
Equipment Lease                       439.84
Office Expenses                     2,700.00
Telephone                           9,318.74
Utilities                          13,362.23
Internet access                       458.90
Office/Computer Supplies               75.00
Miscellaneous                         539.54
Business Insurance                  1,894.35
Bank Charges                          794.62
License and Franchise Tax             450.00
Taxes Other Than Federal Income       898.62
Accounting                          6,805.00
Legal Fees Combined               176,936.18
Legal Fees                         38,091.70
Amortization Expense
Interest Income                                   10.40
Sweep Account interest income                     17.48
         TOTAL EXPENSES           533,800.20  55,955.19    477,845.01

NET LOSS                                                 (477,845.01)

                            BALANCE SHEET 03-31-02

           AVIX TECHNOLOGIES, INC                             UNAUDITED
               BALANCE SHEET
                                                           MARCH 31, 2002

                                                 DEBIT          CREDIT         TOTAL

                   ASSETS
Business Checking                                 12,384.04
Fixed Assets                                     161,240.39
Accumulated Depreciation                                        143,931.97
Deposits                                          28,845.73
Deposits:Patton Boggs                             20,000.00
Intangibles:IT development plan                   28,125.00
Intangibles:Accum Amort - Avix Software                          12,004.94
Intangibles:Avix Software                        240,098.76
Goodwill                                       3,403,632.24
Intangibles:Domain Name                           12,125.00
Intangibles:Accum Amort - Domain name                            12,125.00
TOTAL ASSETS                                   3,906,451.16     168,061.91  3,738,389.25

            LIABILITIES & EQUITY
Accounts Payable                                                468,411.75
A/P:Telcordia                                                     8,260.54
A/P:Kilpatrick & Stockton                                       126,002.94
A/P:Ganther & Fee                                                 6,152.02
A/P:Blumenfield & Cohen                                           8,091.70
A/P:Alston & Bird                                                16,672.77
Convertible Debentures                                          545,000.00
Convertible Debentures:Accrued interest                          37,225.99
Notes Payable - other:Trest                                      44,883.56
Notes Payable - other:Doyle                                      54,959.44
Contingent Liabilities:Pete Lyons                                 5,000.00
Contingent Liabilities:Convertible Debenture                     10,000.00
Preferred stock:Preferred - par value                                50.00
Preferred stock:Preferred - APIC                                196,491.26
Common Stock:Common stock - par                                  20,548.00
Common Stock:Common Stock - APIC                             12,205,316.23
Retained Earnings                              4,742,949.60
Accretion of Preferred Stock                      13,832.00
Net Loss   3/31/02                             5,257,895.35
TOTAL LIABILITIES & EQUITY                    10,014,676.95  13,753,066.20  3,738,389.25

                            TRIAL BALANCE 03-31-02

           AVIX TECHNOLOGIES, INC                   MARCH 31, 2002            PRE-AUDIT ADJUSTMENTS           MARCH 31, 2002
          UNAUDITED TRIAL BALANCE                DEBIT          CREDIT         DEBIT        CREDIT         DEBIT          CREDIT

Cash and cash equivalents:Petty cash                 250.00                                     250.00              -
Cash and cash equivalents:Business Checking       12,384.04                                                 12,384.04
Assets held for sale                             390,963.01                                 390,963.01              -
Prepaid Expenses                                  40,018.92                                  40,018.92              -
Prepaid Expenses:Due from unrelated parties        1,165.54                                   1,165.54              -
Fixed Assets                                     161,240.39                                                161,240.39
Accumulated Depreciation                                        143,931.97                                                143,931.97
Deposits                                          28,845.73                                                 28,845.73
Deposits:Patton Boggs                             20,000.00                                                 20,000.00
Intangibles:IT development plan                   28,125.00                                                 28,125.00
Intangibles:Accum Amort - Avix Software                         364,374.00    352,369.06                                   12,004.94
Intangibles:Avix Software                      3,643,731.00                               3,403,632.24     240,098.76
Goodwill                                                                    3,403,632.24                 3,403,632.24
Intangibles:Domain Name                           12,125.00                                                 12,125.00
Intangibles:Accum Amort - Domain name                            12,125.00                                                 12,125.00
Accounts Payable                                                604,911.75    136,500.00                                  468,411.75
*Payroll Liabilities                              45,000.00                                  45,000.00              -
A/P:Unknown vendor                                                1,551.88      1,551.88                                           -
A/P:Telcordia                                                     8,260.54                                                  8,260.54
A/P:Kilpatrick & Stockton                                       126,002.94                                                126,002.94
A/P:Ganther & Fee                                                 6,152.02                                                  6,152.02
A/P:Blumenfield & Cohen                                           8,091.70                                                  8,091.70
A/P:Alston & Bird                                                16,672.77                                                 16,672.77
Employee payable                                                 11,945.09     11,945.09                                           -
Deferred Revenue                                                 25,000.00     25,000.00                                           -
Convertible Debentures                                          503,000.00                   42,000.00                    545,000.00
Convertible Debentures:Discount                  147,851.40                                 147,851.40              -
Convertible Debentures:Accrued interest                          37,225.99                                                 37,225.99
Notes Payable - other:Trest                                      44,883.56                                                 44,883.56
Notes Payable - other:Doyle                                      54,959.44                                                 54,959.44
Contingent Liabilities:Pete Lyons                                 5,000.00                                                  5,000.00
Contingent Liabilities:Convertible Debenture                     10,000.00                                                 10,000.00
Preferred stock:Preferred - par value                                50.00                                                     50.00
Preferred stock:Preferred - APIC                                196,491.26                                                196,491.26
Common Stock:Common stock - par                                  20,548.00                                                 20,548.00
Common Stock:Common Stock - APIC                             12,205,316.23                                             12,205,316.23
Retained Earnings                              4,742,949.60                                              4,742,949.60
Accretion of Preferred Stock                      13,832.00                                                 13,832.00

Other Operating Revenue                                          15,703.22                                                 15,703.22
Clean - up Account                               303,506.86                   340,064.90                   643,571.76
Avix Notes                                                       35,001.00                                                 35,001.00
Pete Lyons                                         5,418.55                                                  5,418.55
USA Digital                                        6,902.42                                                  6,902.42
Avix                                             491,645.00                                                491,645.00
Mark Cobb                                         65,566.32                                                 65,566.32
Armand Marino                                      3,697.30                                                  3,697.30
Ken Allen                                          6,432.39                                                  6,432.39
Byron Gregg                                        7,322.26                                                  7,322.26
Jeff Taylor                                        5,000.00                                                  5,000.00
Joe Morgan                                        18,638.92                                                 18,638.92
AMEX                                              35,468.05                                                 35,468.05
Visa                                              21,036.23                                                 21,036.23
Credit Card                                        2,600.00                                                  2,600.00
Selling, General & Admin Exp                                    263,677.30                                                263,677.30
Travel and Entertainment                          34,844.48                                                 34,844.48
Web Site Design & Maintenance                      1,000.00                                                  1,000.00
General and Admin Expenses                       365,064.49                                                365,064.49
Salaries and Wages:suspense                      293,481.70                    45,000.00                   338,481.70
Salaries and Wages:Payroll Taxes                  14,326.24                                                 14,326.24
Health Insurance                                   3,061.76                                                  3,061.76
Executive housing                                  3,286.93                                                  3,286.93
Corporate - Travel and Ent                         7,482.10                                                  7,482.10
Office Rent                                       22,476.38                                                 22,476.38
Equipment Lease                                    1,178.64                                                  1,178.64
Office Expenses                                    7,843.10                                                  7,843.10
Memberships                                          300.00                                                    300.00
Telephone                                          7,228.01                                                  7,228.01
Utilities                                         35,050.45                                                 35,050.45
Internet access                                      934.65                                                    934.65
Office/Computer Supplies                             745.22                                                    745.22
Shipping & Postage                                   745.86                                                    745.86
Business Insurance                                   735.81                                                    735.81
Repairs & Maintenance                                 81.86                                                     81.86
Bank Charges                                       1,641.06                                                  1,641.06
Dues & Subscriptions                                 250.00                                                    250.00
Meals & entertainment                              2,554.81                                                  2,554.81
License and Franchise Tax                         63,596.39                                                 63,596.39
Taxes Other Than Federal Income                    3,535.07                                                  3,535.07
Accounting                                        88,625.17                                                 88,625.17
Legal Fees Combined                              157,237.83                                                157,237.83
Legal Fees                                         1,250.00                                                  1,250.00
Amortization Expense                             257,187.00                                 245,182.06      12,004.94
Depreciation Expense                               8,895.00                                                  8,895.00

Taxes, interest and penalties                      3,644.40                                                  3,644.40
Interest Income                                                     257.46                                                    257.46
Disc Ops:USA Digital Expenses                  2,745,127.29                                              2,745,127.29
Disc Ops:Team Expenses                            10,855.42                                                 10,855.42
Disc Ops:Team Revenue                                             3,886.56                                                  3,886.56
Interest Expense                                 319,036.63                                                319,036.63
                   TOTAL                      14,725,019.68  14,725,019.68  4,316,063.17  4,316,063.17  14,239,653.65  14,239,653.65

                           INCOME STATEMENT 03-31-02

     AVIX TECHNOLOGIES, INC                     UNAUDITED
        INCOME STATEMENT                APRIL 1, 2001 - 3/31/2002
                                     DEBIT       CREDIT        TOTAL

REVENUES                                         15,703.22     15,703.22

EXPENSES
Clean - up Account                  643,571.76
Avix Notes                                       35,001.00
Pete Lyons                            5,418.55
USA Digital                           6,902.42
Avix                                491,645.00
Mark Cobb                            65,566.32
Armand Marino                         3,697.30
Ken Allen                             6,432.39
Byron Gregg                           7,322.26
Jeff Taylor                           5,000.00
Joe Morgan                           18,638.92
AMEX                                 35,468.05
Visa                                 21,036.23
Credit Card                           2,600.00
Selling, General & Admin Exp                    263,677.30
Travel and Entertainment             34,844.48
Web Site Design & Maintenance         1,000.00
General and Admin Expenses          365,064.49
Salaries and Wages:suspense         338,481.70
Salaries and Wages:Payroll Taxes     14,326.24
Health Insurance                      3,061.76
Executive housing                     3,286.93
Corporate - Travel and Ent            7,482.10
Office Rent                          22,476.38
Equipment Lease                       1,178.64
Office Expenses                       7,843.10
Memberships                             300.00
Telephone                             7,228.01
Utilities                            35,050.45
Internet access                         934.65
Office/Computer Supplies                745.22
Shipping & Postage                      745.86
Business Insurance                      735.81
Repairs & Maintenance                    81.86
Bank Charges                          1,641.06
Dues & Subscriptions                    250.00
Meals & entertainment                 2,554.81
License and Franchise Tax            63,596.39
Taxes Other Than Federal Income       3,535.07
Accounting                           88,625.17
Legal Fees Combined                 157,237.83
Legal Fees                            1,250.00
Amortization Expense                 12,004.94
Depreciation Expense                  8,895.00
Taxes, interest and penalties         3,644.40
Interest Income                                     257.46
Disc Ops:USA Digital Expenses     2,745,127.29
Disc Ops:Team Expenses               10,855.42
Disc Ops:Team Revenue                             3,886.56
Interest Expense                    319,036.63
         TOTAL EXPENSES           5,576,420.89  302,822.32  5,273,598.57

NET LOSS                                                    5,257,895.35

                                                        AVIX TECHNOLOGIES, INC.

DISCLAIMER:  In compliance with SEC rules, this  10Q Quarterly Financial Report for the first quarter of June 30,2002, is the best representation as understood by  the  company's  management  that  can presented to the stockholders at this time.  In as much as there have been many  problems  at the company during this last  year,  the  accounting  records have become complicated  to  the  current management in the condition in  which they have come into the possession of the current management.  There have been  many  lawsuits,  discontinued operations,
disposal  of  acquired  companies,  disputes,  unpaid  bills,   along   with  a
complicated merger between USA Digital and Avix and many, many other issues all of  which  must  be  properly  accounted  for in the company's financials.  The company has not had an accountant since the  beginning of 2002 and has not been
able to pay the accounting firm about $45,000  in  past  fees.   As a result of
this non-payment, that firm has declined to make available the work papers that provide the support for many past bookkeeping entries and provide the basis for account balances that could allow the auditor (Weinberg & Company)  to  perform much needed support.

In  order  to  provide  the  best  representation  of  the  company's financial condition  as understood by the company's current management without  incurring any more large  accounting  expenses,  certain pre-review adjustments have been made in a Trial Balance worksheet and have  been  generally  discussed with the company's  auditors (Weinberg & Company) for use when the quarterly  review  is
commenced.   The  auditor does not feel that the books are in a condition to be reviewed even with  these  adjustments  at  this  time  and  there may be other adjustments  to  the  books  of  which the current management is not  aware  or qualified to determine without proper accounting support.

NOTES FOR PRE-REVIEW ADJUSTING ENTRIES  GENERALLY  DISCUSSED WITH AND SUGGESTED
TO THE COMPANY'S AUDITORS - WEINBERG & COMPANY:

ALL THE NOTES AS APPLIED TO THE 03/31/2002 ANNUAL REPORT ARE APPLICABLE TO THIS
REPORT IN AS MUCH AS ONLY WORKSHEET ADJUSTMENTS HAVE  BEEN  MADE  AT  THIS TIME
WITHOUT  ACTUAL  BOOKKEEPING  ENTRIES  UNTIL  THE  COMPANY  CAN  SECURE  PROPER
ACCOUNTING  SUPPORT.   IN  ADDITION TO THE 03/31/2002 ADJUSTMENTS THE FOLLOWING
WORKSHEET ADJUSTMENTS WERE MADE  TO THE FIRST QUARTER STATEMENTS FOR THE PERIOD
BEGINNING 04/01/2002 AND ENDING 6/30/2002:

1.  Cash:    Only  a business checking  account  exists  and  this  bookkeeping account has been consolidated with Cash: Business Checking account.

2.  Cash: Business Checking:   Adjusted to actual bank balance as of 6/30/2002.

3.  Inventory Asset:      None exists

4.  Avix Advances:        None exists

Notes (continued):

5.  Due from unrelated parties:  None exists

6.  Accumulated Depreciation:    This  item  has  not been depreciated until an
accountant can advise as to the proper reporting.

7.   Accum. Amortization: Avix Software:   This item  has  not  been  amortized
until an accountant can advise as to the proper reporting.

8.  Goodwill:   This item has not been amortized until an accountant can advise
as to the proper  reporting.   It  is expected that Goodwill impairment will be
substantial to the extent that no value may remain.

9.  Accounts Payable:   The were several  accounts  listed  separately  on  the
Balance  Sheet  as liabilities of the company as A/P and these same liabilities were included in the Accounts Payable.  This simply allows those liabilities to be shown once.

10.  Payroll Liabilities:    This  item  represents  the expense of the payroll
accruals  in  the  Accounts  Payable  and has been reclassified  as  an  Income
Statement item.

11.    Convertible   Debentures:    All  Convertible   Debentures   have   been
consolidated into a single  account.   The  following  represents  the  list of
Debentures that should be reflected in the Balance Sheet.

                    Ellen Morrow        $200,000
                    Tom Jarnigan        $ 20,000
                    Magaly Bianchini    $ 50,000
                    T-Netix             $175,000
                    Tom Jarnigan        $ 50,000
                    Eric Elliott        $ 25,000
                    Susan Darden        $  5,000
                    Paul Richards       $  6,000
                    Magaly Bianchini    $ 20,000
                          Total         $551,000

12.   Clean-up Account:   This  is  the  balancing  account  to bring the above
Balance  Sheet  adjustments  into the Income Statement where not  otherwise  so accounted.

13.   Salaries and Wages: This  represents  the expense of the payroll accruals in  the  Accounts  Payable and that was shown as  Payroll  Liabilities  in  the
Balance Sheet.

14409  Eagle Pointe Drive                                            PO Box 764
Clearwater, FL 33762                                         Brandon, FL  33509
Phone:  727-460-7337    Fax:  727-540-0237                 Fax:    813-655-4329

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

   -  the strength of the United States economy  in general and the strength of the local economies in which the Company conducts operations;
   -  the timely development of and acceptance of new products and services and the  perceived overall value of these products  and  services  by  users, including  the  features,  pricing  and  quality compared to competitors'
      products and services;
   -  the willingness of users to substitute competitors' products and services for the Company's products and services;
   -  the Company's success in gaining regulatory  approval  of  their products and services, when required;
   -  the impact of technological changes; and
   -  the Company's success at managing the risks involved in their business.

The list of important factors is not exclusive.  The Company does not undertake to  update any forward-looking statement, whether written or oral, that may  be made from time to time by or on behalf of the Company.

GENERAL

Management  /  Director  &  Officer changes:  Mr. Steven Shindler resigned as a
Director effective 6/27/2002  and  Mr.  James  Chadwell  was  appointed  as his replacement.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2002 AND JUNE 30, 2002

Total assets $3,738,389 at March 31, 2002 to $3,729,505 at June 30, 2002.   The
decrease is primarily attributable to the reduction in cash on hand.

Total  liabilities $1,330,661 at March 31, 2002 to $1,639,739 at June 30, 2002.
The increase is primarily attributable to unpaid salary accruals.

RESULTS  OF OPERATIONS FOR THE THREE MONTHS BEGINNING MARCH 31, 2002 AND ENDING
JUNE 30, 2002

The Company  incurred  a  net  loss of ($477,845) or ($0.02) per share, for the quarter ended June 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

None other than as reported in 8K filings.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None other than as reported in 8K filings.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None other than as reported in 8K filings.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      A. Exhibits

             None

      B. Reports on Form 8-K

             None

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVIX TECHNOLOGIES, INC.

By:   /S/ Joseph Morgan
      --------------------------------------
      Joseph Morgan,
      Chief Executive Officer and a Director
      (principal executive officer)

Date:   September 20, 2002