Form 10QSB
period 2002-09-30
AVIX TECHNOLOGIES INC
filed 2002-10-10
CIK 1094563

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For the quarter ended September 30, 2002

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

                      137 ROBERTSON ST., BRANDON FL 33511
  P.O. BOX 764, BRANDON FL 33509-0764(Address of Principal Executive Offices)

                                (727) 460-7337
                          (Issuer's Telephone Number)

      Securities registered under Section 12(b) of the Exchange Act:None

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
20,904,601 shares outstanding as of September 30, 2002.

Transitional Small Business Disclosure Format (check one):  Yes        No  X
                                                                ---       ---

                               TABLE OF CONTENTS
                               -----------------

                                                                           PAGE

PART I.  Financial Information
      Item 1.  Financial Statements                                          1
      Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                           6

PART II.
      Item 1.  Legal Proceedings                                             7
      Item 2.  Changes in Securities and Use of Proceeds                     7
      Item 3.  Defaults Upon Senior Securities                               7
      Item 4.  Submission of Matters to a Vote of Security Holders           7
      Item 5.  Other Information                                             7
      Item 6.  Exhibits and Reports on Form 8-K                              8

                               USA DIGITAL, INC.
                          CONSOLIDATED BALANCE SHEETS
                            AS OF DECEMBER 31, 1999

PART I.  FINANCIAL INFORMATION:  ITEM 1.  FINANCIAL STATEMENTS

AVIX TECHNOLOGIES, INC     DEBTOR IN POSSESSION          UNAUDITED BALANCE SHEET
                                                              SEPT. 30, 2002
-----------------------------------------------------------------------------------------
                    ASSETS
-------------------------------------------------
Checking Account                                                                80,135.52
Fixed Assets
                   Accumulated Depreciation            (143,931.97)
                   Fixed Assets                         161,240.39
                   I-Net Box                             39,243.95
                                                     -------------
Total Fixed Assets                                                              56,552.37
Accum Amort-Avix Software                               (12,004.94)
Avix Software                                           240,098.76
Total Intangibles                                                              228,093.82
                                                                             ------------
TOTAL ASSETS                                                                   364,781.71
                                                                             ============

             LIABILITIES & EQUITY
-------------------------------------------------
Accounts Payable                                                               995,293.96
Other Current Liabilities
                   Accrued Interest                      37,225.99
                   Alston & Byrd                         16,672.77
                   Blumfield & Cohen                      8,091.70
                   Chadwell & Chadwell                   25,000.00
                   Convertible Debentures               551,000.00
                   Doyle                                 60,000.00
                   FCM                                   42,187.25
                   Ganther & Fee                          6,152.02
                   Kilpatrick & Stockton                126,002.94
                   Pete Lyons                             5,000.00
                   Telecordia                             8,260.54
                   Tidwell                              115,000.00
                   Trest                                 50,898.75
                                                     -------------
Other Liabilities                                                            1,051,491.96
                                                                             ------------
TOTAL LIABILITIES                                                            2,046,785.92

                    EQUITY
-------------------------------------------------
Common Stock- APIC                                   12,419,199.49
Common Stock-Par                                         23,156.00
Loss    Pre-Bankruptcy 4/1 - 9/24                    (4,283,123.79)
Preferred Stock-Par Value                                    50.00
Retained Earnings                                    (9,838,794.10)
Net DIP Loss                                             (2,491.81)
                                                     -------------
TOTAL EQUITY                                                                (1,682,004.21)
                                                                             ------------
TOTAL LIABILITIES & EQUITY                                                     364,781.71
                                                                             ============

PART I.  FINANCIAL INFORMATION:  ITEM 1.  FINANCIAL STATEMENTS

  AVIX TECHNOLOGIES, INC.                      UNAUDITED BALANCE SHEET
                                                  SEPTEMBER 24, 2002
-----------------------------------------------------------------------------------------
             ASSETS
----------------------------------
Avix Checking                                                              82,627.33
Fixed Assets
      I-Net Box                                         39,243.95
      Fixed Assets                                     161,240.39
      Accumulated Depreciation                        (143,931.97)
                                                      -----------
Total Fixed Assets                                                         56,552.37
Intangibles
      Accum Amort - Avix Software                      (12,004.94)
      Avix Software                                    240,098.76
                                                      -----------
Total Intangibles                                                         228,093.82
                                                                          ----------
TOTAL ASSETS                                                              367,273.52
                                                                          ==========

      LIABILITIES & EQUITY
----------------------------------
Accounts Payable                                       995,293.96
Other Payables
      Alston & Bird                      16,672.77
      Blumenfield & Cohen                 8,091.70
      Ganther & Fee                       6,152.02
      Kilpatrick & Stockton             126,002.94
      Telcordia                           8,260.54
      FCM                                42,187.25
      Tidwell                           115,000.00
      Chadwell & Chadwell                25,000.00
      Trest                              50,898.75
      Doyle                              60,000.00
      Pete Lyons                          5,000.00
                                        ----------
Total Other Payables                                   463,265.97
Accrued interest                         37,225.99
Convertible Debentures.                 551,000.00
                                        ----------
Total Notes Payable                                    588,225.99
                                                    -------------
TOTAL LIABILITIES                                                       2,046,785.92

             EQUITY
----------------------------------
Preferred stock
      Preferred - par value                                 50.00
Common Stock
      Common stock - par                                23,156.00
      Common Stock - APIC                           12,419,199.49
Retained Earnings                                   (9,838,794.10)
Net Income                                          (4,283,123.79)
                                                    -------------
TOTAL EQUITY                                                           (1,679,512.40)
                                                                       -------------
TOTAL LIABILITIES & EQUITY                                                367,273.52
                                                                       =============

PART I.  FINANCIAL INFORMATION:ITEM 1.  FINANCIAL STATEMENTS

AVIX TECHNOLOGIES, INC                          UNAUDITED INCOME STATEMENT
                                                    07/01/02 - 9/24/02
------------------------------------------------------------------------------------
ORDINARY INCOME                                                                 0.00

EXPENSE

Office Expenses
    Insurance                    (199.93)
    Travel                      7,091.09
    Telephone                    (294.20)
    POP Connection             15,393.89
    Internet access               126.95
    Miscellaneous               2,652.26
    Shipping & Postage            182.20
    Bank Charges                 (115.72)
    Office Expenses - Other     2,700.00
    Equipment Lease              (145.43)
Professional Fees
    Consultant                231,089.70
    Tech Support                4,000.00
    Corporate Fees              5,017.77
    Accounting                  8,390.00
    Legal Fees                 21,288.18
Interest Expense               13,999.05
                              ----------

TOTAL EXPENSE                                                             311,175.81

ASSET WRITE DOWN FOR BANKRUPTCY                                         3,494,102.97
                                                                       -------------
TOTAL LOSS                                                             (3,805,278.78)
                                                                       =============

Notes:
    1.)  Consultant expenses  include  $182,983 settlement with Mr. Cobb due to
    Avix's  default  under  the Separation Agreement dated February 8, 2002, to reinstate  only the amounts previously payable to Mr. Cobb as identified at that time.

    2.)  Asset Write Down for Bankruptcy
    Avix Advances                           13,500.00   None collectible
    Deposits                                48,845.73   Reflected in adjusted Accounts Payable
    IT Development                          28,125.00   Included in Avix Software
    Domain Name                             12,125.00   Fully Amortized with No Residual Value
    Domain Name Amortized                  (12,125.00)
    Goodwill                             3,403,632.24   Fully Impaired with No Residual Value
                                         ------------
    Total Asset Write Down               3,494,102.97
                                         ------------

PART I.  FINANCIAL INFORMATION: ITEM 1.  FINANCIAL STATEMENTS

AVIX TECHNOLOGIES, INC                          UNAUDITED INCOME STATEMENT
                                           APRIL 1, 2002 TO SEPTEMBER 24, 2002
-----------------------------------------------------------------------------------

INCOME                                                                         0.00

EXPENSES
Clean - up Account                                      (36,171.15)
Salaries and Wages
       Suspense                           240,260.63
       Corporate                            2,054.65
Total Salaries and Wages                                242,315.28

Office Expenses
       Executive housing                    4,017.52
       Insurance                              (46.39)
       Travel                               9,254.12
       Telephone                            9,024.54
       POP Connection                      28,756.12
       Internet access                        585.85
       Office/Computer Supplies                75.00
       Miscellaneous                        3,191.80
       Shipping & Postage                     182.20
       Business Insurance                   1,894.35
       Bank Charges                           678.90
       Meals & entertainment                  214.25
       License and Franchise Tax              450.00
       Taxes Other Than Federal Income        898.62
       Office Expenses - Other              5,400.00
       Office Rent                         11,765.70
       Equipment Lease                        294.41
Total Office Expenses                                    76,636.99

Professional Fees
       Consultant                         231,089.70
       Tech Support                         4,000.00
       Corporate Fees                       5,667.77
       Accounting                          15,195.00
       Legal Fees                         236,316.06
                                                        492,268.53
Interest Expense                                         13,971.16
                                                        ----------

TOTAL EXPENSES                                                           789,020.81

Asset Write Down For Bankruptcy                                        3,494,102.97
                                                                      -------------
NET LOSS                                                              (4,283,123.78)
                                                                      =============

PART I.  FINANCIAL INFORMATION: ITEM 1.  FINANCIAL STATEMENTS

AVIX TECHNOLOGIES, INC                 UNAUDITED
DEBTOR IN POSSESSION               INCOME STATEMENT
                             SEPT 25, 2002 - SEPT 30,2002
---------------------------------------------------------------

Expense
        Corporate Fees          400.00
        POP Expenses          2,091.81
                              --------
Total Expense                              2,491.81
                                          ---------
Net Income                                (2,491.81)
                                          =========

   NOTE 1.   BASIS OF PRESENTATION

DISCLAIMER:  In compliance with SEC  rules, this 10Q Quarterly Financial Report for the second quarter of September 30,  2002,  is  the  best representation as
understood  by  the  company's  management  that  can  be  presented   to   the
stockholders  at  this  time.   As  previously  reported,  there have been many
problems at the company during this last year.  There have been  many lawsuits, discontinued  operations,  disposal  of  acquired  companies, disputes,  unpaid bills, along with a complicated merger between USA Digital  and  Avix and many, many other issues all of which must be properly accounted for in the  company's financials.  The company has not had an accountant since the beginning  of 2002 and  has  not  been able to pay the accounting firm about $45,000 in past fees.
As a result of this  non-payment,  that  firm  (Aidman,  Piser  &  Company) has declined  to make available the work papers that provide the support  for  many past bookkeeping  entries and provide the basis for account balances that could allow the auditor (Weinberg & Company) to perform much needed support.

In addition the company filed for Chapter 11 Bankruptcy protection on September
24, 2002.  In order  to  provide  the  best  representation  of  the  company's financial  condition  as understood by the company's current management without incurring any more large  accounting  expenses,  certain pre-review adjustments
have been made in the Debtor in Possession accounting  records.   The financial
statements  in  this  10Q  filing  are the same as submitted in the Chapter  11
Bankruptcy.  Previously the software  was  adjusted  to  reflect  the  cost  of development  of  $240,099  in  lieu  of  the  $3,643,731with  the difference of
$3,403,632 being reported as Goodwill.  This adjustment was made in view of the fact that no appraisal of the software was made at the time of  the  merger and therefore  no  other  sound  basis  for valuation was available other than  the actual cost of development. The primary  adjustment  this  quarter is to report that management is of the opinion that the Goodwill is fully  impaired  with no residual value at this time and therefore the $3,403,632 shown in the June  10Q filing has now been written down to $0.00.

The  auditor  does not feel that the books are in a condition to be reviewed at this time and there  may be other adjustments to the books of which the current management is not aware  or  qualified  to  determine without proper accounting support.  Debts of the company are now undergoing  scrutiny  in  the Bankruptcy process  and there may be some adjustments as a result.  Current management  is diligently  trying  to  report all matters in a timely manner with very limited resources so as to keep all  stockholders and creditors as fully informed as is in management's limited accounting capabilities.

For further information, refer  to  the  financial statements and footnotes for the year ended March 31, 2002 included in  the  Company's Annual Report on Form
10-KSB.

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

GENERAL

As disclosed  in  the  Form  8-K,  filed  on  September 25, 2002, pursuant to a previous board action, Avix Technologies, Inc.,  filed for reorganization under
Chapter 11 of the United States Bankruptcy Code, on  September 24, 2002, in the
Middle   District   of   Florida,   Tampa   Division,  Case  No.  02-18761-8C1.
Furthermore, pursuant to the requirements of the Bankruptcy Code, an additional credit facility had to be established prior to the filing to show the necessary operating capital to implement the plan filed  with  the Company's petition. It was necessary to pledge the use of the key technology and all related equipment and connections required to use same, such that the credit  facility  could  be established.

Management  /  Directors  & Officers:  The Company held its annual shareholders meeting on September 27, 2002.  There  was a quorum present either in person or by proxy. The items on the agenda were the  election  of  Joseph  L. Morgan and
James  Chadwell  as directors and the confirmation of Weinberg & Associates  as the Company's auditors. All motions were voted upon and all motions were passed by majority vote.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2002 AND SEPTEMBER 30, 2002

Total assets $3,729,505  at  June  30,  2002,  and $364,781.71 on September 30,
2002.  The primary change was due to write down  of  Goodwill  due  to impaired value to no value.

Total  liabilities  $1,639,739  at June 30, 2002 and $2,046,785.92 on September
30, 2002.   The primary change is  due to a $115K Secured Loan and a settlement with Mr. Cobb for the company's default under his separation agreement.

RESULTS OF OPERATIONS FOR THE THREE  MONTHS  BEGINNING  JULY 1, 2002 AND ENDING
SEPTEMBER 30, 2002

The  Company  incurred  a  net  loss  of   ($4,283,123.79) Pre-Bankruptcy   and
($2,491.81) Post Bankruptcy or  ($0.18)   per  share,  for  the  quarter  ended
September 30, 2002.

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

AVIX TECHNOLOGIES, INC.

By:   /s/ Joseph Morgan
      --------------------------
      Joseph Morgan,
      Chief Executive Officer and Chairman of the Board of Directors
      (principal executive officer)

Date: October 8, 2002