Form 10QSB
period 2002-12-31
AVIX TECHNOLOGIES INC
filed 2003-01-03
CIK 1094563

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                    For the quarter ended December 31, 2002

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

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. Avix  Technologies,  Inc. had
23,155,601 shares outstanding as of Aug. 27, 2002.

Transitional Small Business Disclosure Format (check one):Yes           No    X

                               TABLE OF CONTENTS

                                                                           PAGE

PART I.  Financial Information
      Item 1.  Financial Statements                                          1
      Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                           4

PART II.
      Item 1.  Legal Proceedings                                             6
      Item 2.  Changes in Securities and Use of Proceeds                     6
      Item 3.  Defaults Upon Senior Securities                               6
      Item 4.  Submission of Matters to a Vote of Security Holders           6
      Item 5.  Other Information                                             6
      Item 6.  Exhibits and Reports on Form 8-K                              6

PART I.  FINANCIAL INFORMATION:     ITEM 1.  FINANCIAL STATEMENTS

AVIX TECHNOLOGIES, INC     DEBTOR IN POSSESSION          UNAUDITED BALANCE SHEET
                                                               DEC. 31, 2002
-----------------------------------------------------------------------------------------
                    ASSETS
--------------------------------------------------
Checking Account                                                             57,712.02
Fixed Assets
                   Accumulated Depreciation            (143,931.97)
                   Fixed Assets                         161,240.39
                   I-Net Box                             39,243.95
                                                     -------------
Total Fixed Assets                                                           56,552.37
Accum Amort-Avix Software                               (12,004.94)
Avix Software                                           240,098.76
                                                     -------------
Total Intangibles                                                           228,093.82
                                                                         -------------
TOTAL ASSETS                                                                337,358.21
                                                                         =============

             LIABILITIES & EQUITY
--------------------------------------------------
Accounts Payable                                                            995,293.96
Other Current Liabilities
                   Accrued Interest                      37,225.99
                   Alston & Byrd                         16,672.77
                   Blumfield & Cohen                      8,091.70
                   Chadwell & Chadwell                   25,000.00
                   Convertible Debentures               551,000.00
                   Doyle                                 60,000.00
                   FCM                                   42,187.25
                   Ganther & Fee                          6,152.02
                   Kilpatrick & Stockton                126,002.94
                   Pete Lyons                             5,000.00
                   Telecordia                             8,260.54
                   Tidwell                              115,000.00
                   Trest                                 50,898.75
                                                     -------------
Other Liabilities                                                         1,051,491.96
                                                                         -------------
TOTAL LIABILITIES                                                         2,046,785.92
                                                                         =============
                    EQUITY
--------------------------------------------------
Common Stock- APIC                                   12,419,199.49
Common Stock-Par                                         23,156.00
Loss    Pre-Bankruptcy 4/1 - 9/24                    (4,283,123.79)
Preferred Stock-Par Value                                    50.00
Retained Earnings                                    (9,838,794.10)
Net DIP Loss                                            (29,915.31)
                                                     -------------
TOTAL EQUITY                                                             (1,709,427.71)
                                                                         -------------
TOTAL LIABILITIES & EQUITY                                                  337,358.21
                                                                         =============

PART I.  FINANCIAL INFORMATION:      ITEM 1.  FINANCIAL STATEMENTS

AVIX TECHNOLOGIES, INC                       UNAUDITED INCOME STATEMENT
      PRE-CHAPTER 11 PETITION           APRIL 1, 2002  TO  SEPTEMBER 24, 2002
--------------------------------------------------------------------------------------
INCOME                                                                      0.00

EXPENSES
Clean - up Account                                     (36,171.15)
Salaries and Wages
    Suspense                           240,260.63
    Corporate                            2,054.65
Total Salaries and Wages                               242,315.28

Office Expenses
    Executive housing                    4,017.52
    Insurance                              (46.39)
    Travel                               9,254.12
    Telephone                            9,024.54
    POP Connection                      28,756.12
    Internet access                        585.85
    Office/Computer Supplies                75.00
    Miscellaneous                        3,191.80
    Shipping & Postage                     182.20
    Business Insurance                   1,894.35
    Bank Charges                           678.90
    Meals & entertainment                  214.25
    License and Franchise Tax              450.00
    Taxes Other Than Federal Income        898.62
    Office Expenses - Other              5,400.00
    Office Rent                         11,765.70
    Equipment Lease                        294.41
                                    -------------
Total Office Expenses                                   76,636.99

Professional Fees
    Consultant                         231,089.70
    Tech Support                         4,000.00
    Corporate Fees                       5,667.77
    Accounting                          15,195.00
    Legal Fees                         236,316.06
                                    -------------
                                                       492,268.53
Interest Expense                                        13,971.16
                                                    -------------

TOTAL EXPENSES                                                        789,020.81

Asset Write Down For Bankruptcy                                     3,494,102.97
                                                                   -------------
NET LOSS                                                           (4,283,123.78)
                                                                   =============

PART I.  FINANCIAL INFORMATION:      ITEM 1.  FINANCIAL STATEMENTS

AVIX TECHNOLOGIES, INC                       UNAUDITED
DEBTOR IN POSSESSION                     INCOME STATEMENT
                                   SEPT 25, 2002 - DEC. 31, 2002
----------------------------------------------------------------

Revenues                                                0.00

Expense
        Bank Service Charges          112.30
        Corporate Fees                245.00
        POP Expenses               14,871.08
        Professional Fees          12,000.00
        Telephone                     195.12
                               -------------
Total Expense                                      27,423.50
                                               -------------
Net Income                                        (27,423.50)
                                               =============

   NOTE 1.   BASIS OF PRESENTATION

DISCLAIMER:  In compliance with SEC rules, this 10Q Quarterly Financial Report for the second quarter of December 31, 2002, is the best representation as understood by the company's management that can presented to the stockholders at this time.  As previously reported, there have been many problems at the company during this last year.  There have been many lawsuits, discontinued
operations, disposal of acquired companies, disputes, unpaid bills, along with a complicated merger between USA Digital and Avix and many, many other issues all of which must be properly accounted for in the company's financials.  The company has not had an accountant since the beginning of 2002 and has not been able to pay the accounting firm about $45,000 in past fees.  As a result of this non-payment, that firm (Aidman, Piser & Company) has declined to make available the work papers that provide the support for many past bookkeeping entries and provide the basis for account balances that could allow the auditor
(Weinberg & Company) to perform much needed support.

In addition the company filed for Chapter 11 Bankruptcy protection on September
24, 2002.  In order to provide the best representation of the company's financial condition as understood by the company's current management without incurring any more large accounting expenses, certain pre-review adjustments have been made in the Debtor in Possession accounting records.  The financial statements in this 10Q filing are the same as submitted in the Chapter 11
Bankruptcy from Sept. 24, 2002.

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

For further information, refer to the financial statements and footnotes for theyear ended March 31, 2002 included in the Company's Annual Report on Form
10-KSB.

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

GENERAL

As disclosed in the Form 8-K, filed on September 25, 2002, pursuant to a previous board action, Avix Technologies, Inc., filed for reorganization under
Chapter 11 of the United States Bankruptcy Code, on September 24, 2002, in the
Middle District of Florida, Tampa Division, Case No. 02-18761-8C1.  The process continues to move forward in the normal course of business and matters being attended thereto.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2002 AND DECEMBER 31, 2002

Total assets $ 364,781.71 at September 30, 2002 and $337,358.21 on December 31,
2002.  The primary change was due to write down of Goodwill due to impaired value to no value.

Total liabilities $2,046,785.92 at September 30, 2002 and $ 2,046,785.92 on
December 31, 2002.

RESULTS OF OPERATIONS FOR THE THREE MONTHS BEGINNING
OCTOBER 1, 2002 AND ENDING DECEMBER 31, 2002

The Company incurred a net loss of ($27,423.50) or ($0.001) per share, for the quarter ended December 31, 2002.

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
      ----------------------------
      Joseph Morgan,
      Chief Executive Officer and Chairman of the Board of Directors
      (principal executive officer)

Date:   January 3, 2003

AVIX                                                    AVIX TECHNOLOGIES, INC.

DISCLAIMER:  In compliance with SEC rules, this  10Q Quarterly Financial Report for the third quarter of December 31, 2002, is the best representation as understood by the company's management that can presented to the stockholders at this time.  As previously reported, there have been many problems at the company during this last year.  There have been many lawsuits, discontinued
operations, disposal of acquired companies, disputes, unpaid bills, along with a complicated merger between USA Digital and Avix and many, many other issues all of which must be properly accounted for in the company's financials.  The company has not had an accountant since the beginning of 2002 and has not been able to pay the accounting firm about $45,000 in past fees.  As a result of this non-payment, that firm (Aidman, Piser & Company) has declined to make available the work papers that provide the support for many past bookkeeping entries and provide the basis for account balances that could allow the auditor
(Weinberg & Company) to perform much needed support.

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