Form 10QSB
period 2003-06-30
AVIX TECHNOLOGIES INC
filed 2003-08-13
CIK 1094563

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549

                                  FORM 10-QSB

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
                      For the quarter ended June 30, 2003

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

                      137 ROBERTSON ST., BRANDON FL 33511
                      P.O. BOX 764, BRANDON FL 33509-0764
                    (Address of Principal Executive Offices)
                                (727) 488-4100
                          (Issuer's Telephone Number)

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
Yes  X    No
    ----     ----

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. Avix Technologies, Inc. had 20,904,601 shares outstanding as of June 30, 2002.
..

Transitional Small Business Disclosure Format (check one):   Yes      No  X
                                                                 ----    ----

                               TABLE OF CONTENTS

                                                                           PAGE

PART I.  Financial Information
     Item 1.  Financial Statements                                           1
     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                      6

PART II.
      Item 1.  Legal Proceedings                                             7
      Item 2.  Changes in Securities and Use of Proceeds                     7
      Item 3.  Defaults Upon Senior Securities                               7
      Item 4.  Submission of Matters to a Vote of Security Holders           7
      Item 5.  Other Information                                             7
      Item 6.  Exhibits and Reports on Form 8-K                              8

              ASSETS                      JUNE 30, 2003                  MARCH 31, 2003
-------------------------------------------------------------- -----------------------------------

CHECKING ACCOUNT                                      2,467.82                    28,006.44
FIXED ASSETS
    ACCUMULATED DEPRECIATION         -165,164.79                  -165,164.79
    FIXED ASSETS                      161,240.39                   161,240.39
    I-NET BOX                          39,243.95                    39,243.95
                                   -------------                -------------
TOTAL FIXED ASSETS                                   35,319.55                    35,319.55

OTHER ASSETS
    ACCUM AMORT-AVIX SOFTWARE         -36,014.82                   -36,014.82
    AVIX SOFTWARE                     240,098.76                   240,098.76
                                   -------------                -------------
TOTAL OTHER ASSETS                                  204,083.94                   204,083.94
                                                 -------------                -------------
           TOTAL ASSETS                             241,871.31                   267,409.93
                                                 =============                =============

       LIABILITIES & EQUITY
-----------------------------------

CURRENT LIABILITIES
    ACCOUNTS PAYABLE                                995,293.96                   995,293.96
    ACCRUED INTEREST                                 37,225.99                    37,225.99
OTHER LIABILITIES
    ALSTON & BYRD                      16,672.77                    16,672.77
    BLUMFIELD & COHEN                   8,091.70                     8,091.70
    CHADWELL & CHADWELL                25,000.00                    25,000.00
    CONVERTIBLE DEBENTURES            551,000.00                   551,000.00
    DOYLE                              60,000.00                    60,000.00
    FCM                                42,187.25                    42,187.25
    GANTHER & FEE                       6,152.02                     6,152.02
    KILPATRICK & STOCKTON             126,002.94                   126,002.94
    PETE LYONS                          5,000.00                     5,000.00
    TELECORDIA                          8,260.54                     8,260.54
    TIDWELL                           115,000.00                   115,000.00
    TREST                              50,898.75                    50,898.75
                                   -------------                -------------
    TOTAL OTHER LIABILITIES                       1,014,265.97                 1,014,265.97
                                                 -------------                -------------
TOTAL LIABILITIES                                 2,046,785.92                 2,046,785.92
                                                 -------------                -------------

EQUITY
    COMMON STOCK- APIC             12,419,199.49                12,419,199.49
    COMMON STOCK-PAR                   23,156.00                    23,156.00
    LOSS PRE-BANKRUPTCY 4/1 - 9/24 -4,283,123.79                -4,283,123.79
    PREFERRED STOCK-PAR VALUE              50.00                        50.00
    RETAINED EARNINGS              -9,938,657.69                -9,838,794.10
    NET INCOME                        -25,538.62                   -99,863.59
                                   -------------                -------------
TOTAL EQUITY                                     -1,804,914.61                -1,779,375.99
                                                 -------------                -------------
    TOTAL LIABILITIES & EQUITY                      241,871.31                   267,409.93
                                                 =============                =============

                                                                    BANKRUPTCY FILING TO
AVIX TECHNOLOGIES, INC.     THIS QUARTER          LAST QUARTER       END OF FISCAL YEAR
   INCOME STATEMENT      4/1/03 - 06/30/03     1/1/03 - 03/31/03     9/24/02 - 03/31/03
                         -------------------   -------------------  --------------------
OTHER INCOME - REFUND                 691.47                  0.00                  0.00

EXPENSES

BANK SERVICE CHARGES                                                   112.30
CORPORATE FEES                                   575.00              1,220.00
DEPRECIATION EXPENSE                          45,242.70             45,242.70
DUES AND SUBSCRIPTIONS                           175.00                175.00
LICENSES AND PERMITS                              53.00                 53.00
POP EXPENSES            19,957.65             12,626.72             29,589.61
POSTAGE AND DELIVERY        34.00
CONSULTING FEES          2,000.00             12,000.00             24,000.00
LEGAL FEES               4,238.44                750.00                750.00
TELEPHONE                                     -1,474.14             -1,279.02
                        ---------             ---------             ---------
TOTAL EXPENSE                      26,230.09             69,948.28             99,863.59
                                  ----------            ----------            ----------
NET INCOME                        -25,538.62            -69,948.28            -99,863.59
                                  ==========            ==========            ==========


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:


NOTE 1.      BASIS OF PRESENTATION

DISCLAIMER: In compliance with SEC rules, this 10Q Quarterly Financial Report for the first quarter of June 30, 2003, is the best representation as understood by the company's management that can presented to the stockholders at this time. As previously reported, there continues to be many problems at the company. The company has not had an accountant since the beginning of 2002 and has not been able to pay any public accounting firm to provide proper accounting services.

In addition the company filed for Chapter 11 Bankruptcy protection on September 24, 2002. In order to provide the best representation of the company's financial condition as understood by the company's current management without incurring any accounting expenses. The financial statements in this 10Q filing uses the same data as submitted to the court in the Chapter 11 Bankruptcy monthly reports.

The auditor does not feel that the books are in a condition to be reviewed at this time and there may be other adjustments to the books of which the current management is not aware nor qualified to determine without proper accounting support. Debts of the company are now undergoing scrutiny in the Bankruptcy process and there may be some adjustments as a result. Current management is diligently trying to report all matters in a timely manner with very limited resources so as to keep all stockholders and creditors as fully informed as is in management's limited accounting capabilities.

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

Forward-looking statements include statements with respect to the Company's beliefs, plans, objectives, goals, expectation, anticipations, estimates and intentions, that are subject to significant risks and uncertainties. The following factors, many of which are subject to change based on various other factors beyond the Company's control, and other factors discussed in this Form 10-QSB, as well as other factors identified in the Company's filings with the SEC and those presented elsewhere by management from time to time, could cause its financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements:

      * the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations;
      * the timely development of and acceptance of new products and services and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services;
      * the willingness of users to substitute competitors' products and services for the Company's products and services;
      * the Company's success in gaining regulatory approval of their products and services, when required;
      * the impact of technological changes; and

      * the Company's success at managing the risks involved in their business.

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

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2003 AND
JUNE 30, 2003

Total assets    $ 267,409.93  at   March 31, 2003, and $ 241,871.31 on June 30,
2003. The change is primarily attributable to continued expenses without revenues.

Total liabilities $  2,046,785.92  at   March 31, 2003, and $ 2,046,785.92 on
June 30, 2003. There have been no new liabilities incurred since filing for Chapter 11 Bankruptcy.

RESULTS OF OPERATIONS FOR THE THREE MONTHS BEGINNING APRIL 1, 2003 AND ENDING JUNE 30, 2003.

The Company incurred a net loss of  ($25,538.62) or ($0.001)   per share, for
the quarter ended June 30, 2003, as compared to a net loss of ($69,948.28) or
($0.003)   per share, for the quarter ended March 31, 2003.  The primary reduction in loss reported for this quarter is that all depreciation and amortization costs for last fiscal year was booked in the last quarter for the previous fiscal year which ended March 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

      None other than as reported in 8K filings.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

             None other than the Chapter 11 Bankruptcy.

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


AVIX TECHNOLOGIES, INC.


By:   /s/ Joseph Morgan
      ----------------------------------
      Joseph Morgan,
      Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)

Date:   July 25, 2003